Form 10-K
period 2020-12-31
Cascade Acquisition Corp
filed 2021-03-30
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39728

CASCADE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2562068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1900 Sunset Harbour Dr., Suite 2102 Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 856-3033

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	CAS	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	CAS.WS	The New York Stock Exchange
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	CAS.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the New York Stock Exchange on November 20, 2020 and the registrant’s shares of Class A common stock and warrants began trading on the New York Stock Exchange on January 15, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on the New York Stock Exchange, was $234,602,500.

As of March 25, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 24, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“NYSE” are to the New York Stock Exchange;

●	“over-allotment units” are to the units sold to the underwriters pursuant to their full exercise of the over-allotment option on December 9, 2020;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor or one or more of its affiliates in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans and extension loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholders” will only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on October 7, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Cascade Acquisition Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $232,300,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering and the underwriters’ exercise of the over-allotment option.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“Waterfall” are to Waterfall Asset Management, LLC, the manager of WSMF I Cascade Acquisition Holdings, LLC. WSMF I Cascade Acquisition Holdings, LLC is a majority owner of our sponsor; and

●	“we,” “us,” “Company” or “our Company” are to Cascade Acquisition Corp.

PART I

Item 1.	Business.

We are an early-stage blank check company, incorporated in Delaware for the purpose of effecting initial business combination.

Initial Public Offering

On November 24, 2020, we consummated our initial public offering of 20,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,317,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,317,000.

On December 9, 2020, the underwriters exercised the over-allotment option in full and purchased an additional 3,000,000 units, generating gross proceeds of $30,000,000. In connection with the closing of the purchase of the over-allotment units, the Company sold an additional 900,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $900,000.

A total of $232,300,000, comprised of the net proceeds from the initial public offering, the underwriters’ exercise of their over-allotment option, and certain of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jay Levine, our Chief Executive Officer and Chairman, and Daniel Hirsch, our Chief Operating Officer and Chief Financial Officer. We must complete our initial business combination by May 24, 2022, (or by November 24, 2022 if we extend the period of time to consummate a business combination). If our initial business combination is not consummated by May 24, 2022, (or by November 24, 2022 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Overview

We will capitalize on the thesis-driven idea generation, significant sourcing capabilities, institutional investing expertise, and seasoned operating experience of our officers; including Jay Levine, Chairman of the Board of Directors of OneMain Financial (“OneMain”) and Daniel Hirsch, most recently a key advisor to a SPAC sponsored by Trinity Real Estate Investments LLC (“Trinity”). Through our sponsor, we are also affiliated with Waterfall, an alternative asset manager, with approximately $8.3 billion in net assets under management (as of August 1, 2020). While we may pursue an initial business combination target in any industry, our thesis-driven investment strategy will focus our efforts in the financial services industry, specifically within alternative lending, asset management, business process outsourcing, housing and commercial real estate finance, insurance and tech-enabled business opportunities.

Jay Levine’s distinguished operating track record and leadership experience within public and private financial services markets spans over 30 years. Mr. Levine served as Chairman of the Board of OneMain Financial (NYSE: “OMF,” f.k.a. “Springleaf”), a provider of personal loans and other financial services to consumers, from June 2018 until December 2020. He previously served as President, CEO and Director of OneMain from 2011 until 2018.

In 2010, Fortress Investment Group LLC (“Fortress”) acquired an 80% stake in Springleaf (f.k.a. American General Finance) for approximately $125 million; as of August 24, 2020, OneMain’s market capitalization was approximately $4 billion. In 2013, under Mr. Levine’s leadership, Springleaf entered the public markets with a successful IPO. In 2015, Springleaf’s strategic acquisition of OneMain and subsequent rebranding propelled the company into its status as one of America’s premier consumer finance companies, more than doubling its size from 705 branches in 27 states to over 1,800 branches in 44 states. OneMain executed on its transformational strategic plan, bringing together best-in-class personal finance businesses with complementary branch networks, a leading digital presence, a risk management culture and business model that is designed to endure GDP cycles, and an ongoing commitment to responsible lending practices. Today, OneMain is the largest branch-based consumer finance company in the United States.

In his role as CEO and Chairman, Mr. Levine architected the reinvention of OneMain, accomplished by a disciplined and actionable strategic plan. Mr. Levine assumed the role in 2011 at a time when OneMain faced numerous points of inertia including constrained liquidity, an unprofitable business structure, lack of technology / data analytics, a corporate culture handicapped by bureaucracy and the absence of a long-term strategic plan. At OneMain, Mr. Levine has led and executed many notable strategic initiatives, which have served as catalysts in transforming OneMain into a modern financial services business with industry-leading market share, a strong competitive advantage and attractive economic returns, including:

●	Augmenting and diversifying the company’s capital market execution capabilities: Structured an MBS and personal loan ABS financing plan, regained access to the high yield issuance market and established back-up funding strategies;

●	Achieving operational efficiency: Closed non-core operations and geographies, implemented standards of excellence and efficiency metrics with optimized headcount and implemented a risk-based pricing model;

●	Creating a strong competitive advantage in the personal lending market: Created a customer-centric culture, reinvigorated the sales culture and marketing strategy, aligned employee compensation with credit performance and objectives and expanded customer acquisition reach;

●	Implementing data analytics and technology to augment operating leverage and scalability: Recruited senior IT leadership, migrated portions of the IT infrastructure and data to the cloud and developed next generation data intelligence capabilities for advanced credit and marketing analysis;

●	Transforming the corporate culture to enable the power of people: Evolved an antiquated legacy of formality and hierarchy into a culture of community with a startup optimism and enthusiasm; and

●	Executing a successful merger and acquisition strategy: Key acquisitions included the 2013 acquisition of the approximately $3.4 billion SpringCastle personal loan portfolio from HSBC and the 2015 acquisition of OneMain from CitiFinancial Credit Company with approximately $7.6 billion in receivables.

Prior to OneMain, Mr. Levine served as President, CEO and a Director of Capmark Financial Group (“Capmark”), a commercial real estate finance company, as part of its corporate restructuring from 2008 until 2011. From 2000 until 2008, Mr. Levine served as President, CEO and a member of the Board of Directors of Royal Bank of Scotland (“RBS”) Global Banking & Markets in North America, as well as CEO of its predecessor entity, RBS Greenwich Capital. Additionally, from November 2019 through August 2020, Mr. Levine served on the Board of Directors of FinServ Acquisition Corp. (NASDAQ: FSRV), a SPAC focused on the financial services industry.

Waterfall Asset Management

Waterfall was founded in 2005 by Tom Capasse and Jack Ross, who each have over 30 years of making investments and providing liquidity to the financial services markets. With approximately $8.3 billion in net assets under management (as of August 1, 2020) and 15 years of successful transaction execution, Waterfall has developed specialized financial services capabilities, with a focus on transaction sourcing, durable counterparty relationships, and data collection and analysis, toward a goal of seeking to create accretive capital markets structures. Mr. Capasse and Mr. Ross were founders of Merrill Lynch’s asset-backed securities (“ABS”) group in the 1980’s, where they completed many first-time ABS issues and purchased non-performing loans from the Resolution Trust Corporation. Mr. Capasse subsequently managed structured credit Banking & Trading groups at Greenwich Capital, Nomura Securities and Macquarie Securities. Mr. Ross similarly has deep ABS and structured credit experience, having completed some of the earliest ABS issues at Drexel Burnham Lambert. Today, Waterfall is a source of liquidity to the U.S. and European specialty finance markets through its ABS, whole loan and direct lending strategies across more than 50 asset types, including the residential and commercial mortgage market. Waterfall is also the external manager of a permanent capital vehicle, Ready Capital Corporation (NYSE: RC), a publicly traded multi-strategy real estate finance REIT, which focuses on small to medium-sized business lending and residential and commercial real estate lending. Waterfall seeks to achieve both organic and strategic growth for its clients’ investments, executing on its M&A, roll-up and carve-out experience with some notable examples including Ready Capital Corporation’s merger with ZAIS Financial Corp (NYSE: ZFC) and Ready Capital Corporation’s acquisitions of Owens Realty Mortgage, Inc. and Knight Capital LLC. Waterfall’s depth of platform acquisition capabilities is further exemplified by the acquisitions of financial services and financial technology businesses completed by Waterfall’s private equity team. Started in 2017 and operating under the Waterfall umbrella, the private equity team co-headed by Mr. Weil and Mr. Nelligan targets private equity opportunities in the lower-middle market specialty finance and broader financial services sector, with a focus on special situations and secular opportunities created by economic, capital market, regulatory and credit performance shifts.

Having reviewed several hundred private equity opportunities since 2017, the Waterfall private equity team has made a number of investments, namely: including: Strong Home Mortgage, LLC, a multi-billion dollar single-family residential mortgage lender which originates conforming loans with a focused business strategy on the direct-to-consumer sales channel (June 2020); Flex Fleet Rental LLC, a short to medium term commercial truck rental company (February 2019); EdgeCo Holdings, LP, a holding company established to pursue a roll-up strategy in the retirement services sector to build a next-generation financial technology business for the small plan retirement market (June 2018); and Oasis Financial, a pre-settlement and medical lien funder and asset manager (August 2017). As the Waterfall private equity team is primarily focused on the lower-middle market, we do not anticipate a conflict between the Company and the broader Waterfall strategy, when considering potential opportunities for their fund. Further, the breadth of relationships and specialized industry knowledge has generated select transaction opportunities of significant size outside the scope of the private equity team’s lower-middle market mandate, including take private, carve-out and recapitalization transactions that would have been appropriate targets for our business.

The past performance of our management team, Waterfall, or their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our management team’s, Waterfall’s, our advisor’s or their respective affiliates’ performance as indicative of our future performance. Our management team, Waterfall and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels.

Our Investment Themes

We are focusing our efforts in the following sub-sectors of the financial services industry in search of value oriented and opportunistic transaction opportunities:

●	Asset Management: non-correlated asset classes and non-traditional asset management models; innovative manufacturers of financial assets; administrators, servicers and special servicers;

●	Consumer and Business Lending: businesses with advanced capabilities in data modeling, risk management and asset management; differentiated and defendable customer acquisition and risk management strategies; consumer finance and commercial finance businesses with responsible lending models;

●	Commercial Real Estate Tech and Services: fee-based services creating efficiency to the burdensome and expensive transaction life cycle; businesses focused on property management, operational efficiency and tenant experience;

●	FinTech and Business Process Outsourcing: businesses providing critical workflow to financial institutions, including data aggregation and analytics, risk management and compliance;

●	InsurTech and Insurance Services: business models with unique products and/or customer acquisition strategies, including but not limited to business with specialized product design focused on regulatory capital arbitrage, with rollup opportunities among niche brokerage and agencies; and

●	Mortgage Origination, Housing Services and Technology: businesses with disruptive and scalable mortgage platforms with competitive advantage in customer acquisition, origination and servicing cost, businesses providing housing-related lead generation, alternative home ownership and rental models, iBuyer investment models and other opportunities for equity monetization.

The past decade has witnessed rapid developments across the broader financial services ecosystem:

●	Digitization and mobilization of financial services;

●	Improved ability to harness, validate, analyze and store vastly unprecedented amounts of data;

●	Sustained low interest rates fueling increased investor demand for risk assets with enhanced yields;

●	Increased sophistication of alternative capital market and risk management strategies;

●	Additional regulatory reporting / costs and capital requirements;

●	Aging population requiring new financial products and services;

●	A growing U.S. housing supply shortage, with housing affordability constraints despite unprecedented support from Government Sponsored Enterprises (“GSE”) and the rapid development of alternative ownership and rental business models; and

●	Evolving convergence trends within the financial services sub-verticals to increase customer “wallet share” and arbitrage customer acquisition costs, as well as the use of venture capital to finance customer acquisitions.

As a result, we see a financial services ecosystem that continues to evolve from both a size and sophistication perspective, where our management team can focus on opportunities with alternative consumer, commercial and mortgage lenders that possess differentiated origination, servicing and asset management capabilities, as well as balance sheet light outsourced services and financial technology companies that face and support the lending and asset management sectors.

We believe the financial services ecosystem is at an inflection point, as the way consumers and small businesses spend, invest, borrow, and insure themselves continues to evolve. There are a lot of legacy-infrastructure, asset-heavy businesses that may benefit from a balance sheet-light, customer-oriented approach. Conversely, the fragmented financial technology and business process outsourcing ecosystems may be able to supplement their modern, robust technology stacks with underwriting and capital markets expertise to create beneficial outcomes for core operating businesses. As traditional financial services firms increasingly seek to outsource their financial technology and processing needs to disruptor platforms rather than build out these capabilities in-house, disruptor platforms will benefit from partnerships that help them scale and address the ever-growing customer-facing market. High-growth companies tend to thrive in periods of market expansion, bolstered by investor optimism; however, recent COVID-19 related market dislocations and illiquidity have led to inefficiencies in the valuation for these companies in the private sector. In times of high market volatility as well as inherent economic uncertainty and given the risk and significant time commitment associated with executing a traditional public offering, a SPAC transaction that brings management expertise and enhanced liquidity may present an attractive alternative to companies looking to go public.

We believe that the current macroeconomic backdrop has created favorable market conditions for the set of investment opportunities we intend to pursue. The COVID-19 pandemic has caused significant disruption, creating uncertainty around the shape of the economic recovery driven by high unemployment levels, near-zero interest rates, credit degradation (and diminished availability or reduced scope of financing alternatives), market volatility and changing consumer sentiment. The resulting market dislocation and uncertainty have created (and may further create) funding and liquidity challenges that are rippling through the financial services industry, presenting event-driven opportunities at attractive valuations. In addition, our management team’s proven operational success and experience investing through prior recessions can provide a valuable “roadmap” to companies as they leverage our team’s sponsorship, operating expertise and additional liquidity to capitalize on the opportunity to solidify their market position and expand while competitors are retrenching.

The financial services industry is a large addressable market, comprising approximately 21% of U.S. GDP in 2019. In recent years, the financial services industry has been primarily characterized by two business models: the disruptive financial technology (“FinTech”) companies (including a wide array of business process outsource and offshoring models) and the incumbent balance-sheet heavy market leaders. While some investors may skew towards one of these models, we see the current macroeconomic trends as exposing both the fundamental weaknesses and strengths in each of these revenue models, thus highlighting the necessity of collaboration between the two. Technology-enabled challengers benefit from more customer-friendly user interfaces and nimbler operations, enabling them to quickly attract many users, especially in the millennial and younger age groups. However, many high-top-line-growth companies struggle to identify a reliable path to profitability and monetize their vast user base, thus burning through cash reserves and their equity base and ultimately losing investor confidence. In addition, increasing regulatory constraints and burdens limit the methods through which they may deploy capital. On the other hand, traditional financial services players are often plagued by outdated technology infrastructure that is costly to replace or innovate upon, especially when sitting inside a larger corporation saddled with legacy systems, outdated processes and corporate bureaucracy. At the same time, the management and professionals at such legacy firms are usually better equipped with industry expertise and place an emphasis on a healthier financial profile, thus making the company itself a “safer bet” in terms of returns stability and consistency. We expect transactions and partnerships akin to Lending Club / Radius Bank becoming more commonplace as the need for collaboration between the two business models evolves. As an opportunistic and value-oriented investor, we are looking for best-in-class companies across both business models, and believe we have the transaction experience and operational expertise to help any company achieve the optimal balance it needs, whether to optimize the balance sheet structure and capital deployment of a FinTech company or modernize a traditional financial services company.

On the back of this evolving dynamic within the financial services ecosystem, the balance-sheet light businesses that are looking to provide ancillary services to or outright replace the traditional players have been experiencing a revolution of their own. As customers look for differentiated, personalized services that cater to their specific needs in a fast, seamless, convenient and transparent manner, advances in automation, predictive analytics, Artificial Intelligence (“AI”) and Machine Learning (“ML”) allow companies to access, conform and process data faster as the human element is gradually cut out of the picture. The enormous potential of these technologies to improve operational efficiency, cut redundant costs and enhance the growth profile manifests itself in mortgage technology, where digitization is still in its earliest innings. For example, the current mortgage process is highly document-intensive, with wider populations of prospective borrowers often ignored due to lack of credit history data, and with the existing customer base often underserved from origination through closing. Utilization of predictive technologies and automation can help organize and process the paperwork efficiently and accurately, analyze additional data variables and discover hidden or previously ignored correlations. For example, these technologies can unlock access to the borrowers’ ability to repay a loan through insights into their credit history, opening a newly targeted prospective borrower pool, and create a superior customer experience by introducing chatbot advisors — all in turn driving more volume for originators and servicers. Similar digitization opportunities are abundant in insurance technology, where the entirety of the insurance process lifecycle – from customer identification to pricing, risk analytics, fraud assessment and claims management – is digitally underpenetrated and riddled with inefficiencies. Additionally, business process outsourcing (“BPO”) companies will be beneficiaries of these emerging technologies as well. Their cost-sensitive customers are increasingly shifting towards mobile, adopting solutions with an enhanced cybersecurity profile and differentiated cloud computing capabilities and these BPO companies are looking for new channels to support their clients, such as social media in addition to traditional call-centers (especially pertinent during the COVID-19 crisis). Lastly, with continuous emphasis on cost reduction amidst increasing regulatory burdens and reporting requirements for financial institutions, regulatory and compliance technologies have experienced an uptick in demand as well. As breaches compromise customers’ personal data and tarnish companies’ reputation – often costly to damage control – the ability to securely access, store and synthesize large amounts of data becomes of paramount importance, leading to rise of distributed ledger technologies in financial services. The aforementioned shifts were already underway pre-COVID-19, but we expect the pandemic to catalyze the adoption of these trends with additional urgency, permanently reshaping the financial services industry as the domino effects of the crisis cascade through the ecosystem. As digital partnerships and touchpoints proliferate, AI / ML use and automation increase, and cost bases are transformed; we are well positioned to apply our transactional, operational and investing expertise to identify high-reward opportunities in this FinTech ecosystem in need of capital.

In H1 2020, the residential mortgage market, with outstanding debt of approximately $11.2 trillion per the Federal Reserve Flow of Funds and Urban Institute, saw significant tailwinds as the low interest rate environment put almost 90% of all outstanding mortgages in-the-money for a refinance. Q1 and Q2 refinance volumes were the highest seen since Q2 2013, and 2020 total mortgage origination volumes significantly exceeded previous market forecasts according to the Mortgage Bankers Association, Fannie Mae and Freddie Mac. As interest rates are expected to remain low, research analysts predict refinance volumes will maintain current peak volumes until supply slows down, which would drive market participants to compete on pricing and result in compressed margins. However, the timing of such a transition remains uncertain as the refinance volume is oversaturated with supply for the foreseeable future. On the purchase side, many investors were pleasantly surprised by the speed by which the market recovered from COVID-19 setbacks, after initially predicting tremendous losses in the space due to the effect of social distancing on purchase volumes during the summer housing months. With the help of real estate property management technology and ancillary real state providers, the purchase market quickly adapted to virtual tours and closings and thus did not experience a contraction as severe as what was witnessed in previous periods of economic contraction. At the same time, research analysts still expect that many potential homeowners delayed their house hunting activities and decisions. The purchase volumes rose in H2 2020 as more prospective homeowners re-entered the market, aided by prevailing low interest rates; an especially favorable condition for first time purchasers, a dynamic which was further bolstered by demographic trends.

Many companies in the mortgage sector experienced record volumes, revenues and profitability over the last couple of quarters and are looking for ways to capitalize on current valuations. Rocket Companies, a leading tech-enabled mortgage originator and servicer and one of the pioneers of digital mortgage solutions and a customer-centric approach, priced one of the largest traditional IPOs of 2020 and raised $1.8 billion (initial market capitalization of $36 billion) in the public markets in August 2020. Rocket Companies revolutionized the mortgage process as one of the first end-to-end digital experiences at the time, leveraging decades of technology investment, automated data retrieval solutions, advanced underwriting technology and tailored client approach for the ultimate front-end user experience. In addition, heightened activity and volumes drove a wave of consolidation in the adjacent industries of mortgage software platforms and data and analytics as well, as demonstrated by Black Knight’s acquisition of Optimal Blue, a provider of secondary market solutions and data services to the mortgage industry, and Intercontinental Exchange’s acquisition of Ellie Mae, a cloud-based platform provider for the mortgage finance industry. As activity in this space continues to grow, we believe there will continue to be significant opportunities to invest in the mortgage technology space, as well as more traditional mortgage origination and servicing market participants.

In addition, the commercial real estate market has recently experienced market dislocation and is once again grappling with an ambiguous future while recovering from the unforeseen COVID-19 crisis. Headwinds such as the unpredictability around projected GDP growth and the unemployment outlook, paired with the aftermath of the COVID-19 setback, are reminiscent (though quite different) of the challenges faced by market participants in the period immediately following the 2008 Great Financial Crisis. We believe the financing, special servicing and asset management opportunities in various commercial real estate sub-sectors will present opportunities in the near-term to capitalize on such dislocations.

Sourcing, Due Diligence and Value Creation Strategy

Our sourcing and value creation strategy is to identify and complete our initial business combination with a fundamentally sound, growth-oriented, market-leading company in the financial services industry that delivers a unique product or service to its customers, complements the collective investment and operational expertise of our management team and provides the target with access to capital markets to help the company grow into the next phase of its life cycle.

Sourcing Philosophy and Approach

We will seek to combine our proactive sourcing with a high conviction, thematic investment strategy leading to manufactured, proprietary transactions outside of competitive bidding processes. We will leverage our team’s multi-decade network of potential transaction sources, ranging from owners and directors of private and public companies to private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors. We will benefit from our relationship with Waterfall, which has over 50 investment professionals throughout the United States and the United Kingdom, and the experience, scale, and relationships that we believe has the potential to provide a robust and consistent flow of acquisition opportunities. We will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing actionable opportunities.

Due Diligence

Our management team and sponsor affiliates have extensive experience in performing disciplined due diligence processes that measure risk while identifying the catalysts for increased value. Through our diligence process we intend to identify several value enhancing initiatives and develop a methodic strategic plan to install processes to implement and optimize those initiatives post business combination. We believe COVID-19 has created an attractive climate to evaluate management teams, business models, durability of earnings and market sector winners and losers during a high stress, shifting market environment. Our experience along with our well-established network of key industry partners with specialized knowledge (accounting, legal, regulatory, technology, etc.) will allow for an efficient and effective due diligence process.

Value Creation

Our investment strategy is fundamentally value oriented and focused on sectors where we have differentiated insights; additionally, we rigorously drive change through a comprehensive value creation plan framework. We favor opportunities where we can improve the risk-reward profile by implementing high impact changes and accelerating the target’s growth initiatives. Our management team has successfully applied this approach over the past 30 years and deployed capital in a range of market cycles. We have accomplished this by following these principles:

●	Identify situations early where we are able to add value in a way that others don’t or can’t;

●	Utilize ongoing value creation toolkit based on both revenue enhancement and margin expansion strategies;

●	Pursue accretive M&A opportunities;

●	Leverage extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership;

●	Manufacture off-the-run deal flow as we leverage the broader Waterfall platform as well as management team’s networks across credit, permanent capital and private equity businesses to create a differentiated and proprietary spectrum of investment opportunities; and

●	Tap into vast potential transaction sources such as sponsor monetization, corporate carve-outs, private equity “orphans,” and founder- / entrepreneur-owned private businesses prior to sale or IPO process.

We do not intend to limit our search to one segment of the financial services ecosystem, but will instead target a wide variety of businesses that deliver a solution or product to the financial services end-market. We believe that our management team’s extensive experience and demonstrated success in advising and investing in businesses in this industry provides us with a unique set of capabilities that will be utilized in generating stockholder returns. We anticipate that our broad networks will deliver access to a broad and diverse spectrum of potential business combination targets across the financial services landscape. In addition to any potential business candidates we may identify on our own, we expect that other target business candidates will be brought to our attention from various unaffiliated sources. Our acquisition strategy will leverage the network of proprietary deal sources through a proactive outreach, as well as receptivity to inbound ideas.

Acquisition Criteria

Consistent with our investment themes and business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We will seek to acquire companies that we believe:

●	are fundamentally sound businesses that have a sustainable business model with the ability to successfully navigate the ebbs and flows of an economic downturn, and changes in the industry landscape and regulatory environment;

●	can benefit from the vast network, experience and guidance of our management team;

●	have a defensible market position and demonstrate differentiated competitive advantages with high barriers to entry against new competitors;

●	have recurring, predictable revenues and the history of, or the near-term potential to, generate stable and sustainable free cash flow;

●	exhibit unrecognized value, desirable returns on capital, and a need for capital to achieve the company’s growth strategy;

●	are able to structure around or ring fence exposure to legacy assets to the extent desirable to enhance stockholder returns or reduce volatility of such returns;

●	have the potential for strong and continued growth both organically and through add-on acquisitions;

●	are at an inflection point and would benefit from a catalyst such as incremental capital, innovation through new operational practices and application of innovative financial services technologies, product creation or additional management expertise;

●	have publicly traded comparable companies which operate in a similar industry sector or which have similar operating metrics which may help establish that the valuation of our initial business combination is attractive relative to such public peers; and

●	are positioned to be a publicly traded company and can benefit from being a publicly traded company, with access to broader and more efficient capital markets, to drive improved financial performance and achieve the company’s business strategy.

These criteria and guidelines are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement warrants. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement of equity or debt, or a combination of the foregoing. If we do not complete our initial business combination within the required time period, including because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we are not permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial, operational, legal and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Each of our directors and officers may directly and indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity, or in the case of a non-compete restriction, may not present such opportunity to us at all. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties or obligations to materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In addition, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) November 24, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeded $700 million as of the prior June 30.

Financial Position

With funds available for an initial business combination in the amount of $225,441,779, as of December 31, 2020, after the payment of the deferred underwriting fees of $6,854,750, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placements of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will have until May 24, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 24, 2022 (or by November 24, 2022 if we extend the period of time to consummate a business combination), we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the deadline, must deposit into the trust account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) on or prior to the date of the deadline. Any such payment would be made in the form of non-interest-bearing loans. If we complete our initial business combination, we will, at the lender’s option, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets leverages our management team’s industry experiences, proven deal-sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our directors and officers, Waterfall and their respective affiliates, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. In January 2021, we engaged Bulhon Advisors, LLC to provide consulting services to us in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that are in the financial services industry. In consideration of the services provided by Bulhon Advisors, LLC, we paid $41,668 on signing the engagement agreement and are paying monthly compensation of $20,834. We will engage additional finders only to the extent our management determines that the use of such other finders may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Other than certain limited advisory fees to independent directors, none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor or our officers or directors or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties.

Evaluation of a Target Business and Structuring of our Initial Business Combination

In accordance with the rules of the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent valuation or appraisal firm with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of our Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2020, the amount in the trust account was approximately $10.10 per public share, and such amount will be increased by $0.10 if we choose to extend our time to consummate an initial business combination by six months, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination).

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our shares of outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any public shares purchased during or after our initial public offering, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Additionally, because Mr. Levine and Mr. Weil purchased units in our initial public offering (with respect to which they are required by their letter agreement with us to vote any shares underlying the units owned by them in favor of our initial business combination), and to the extent that affiliates of Waterfall purchased any units in our initial public offering and vote the underlying shares in favor of our initial business combination, the number of votes from other public stockholders that would be required to meet quorum requirements for the meeting and to approve our initial business combination would be reduced.

These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor and each member of our management team, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination).

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation will provide that we will have only until May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination) to complete an initial business combination. If we have not completed an initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination).

Our sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination). However, if our sponsor, director or members of our management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination), unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

If we do not consummate our initial business combination by the deadline set forth in our amended and restate certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1.3 million held outside the trust account as of December 31, 2020, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10 (assuming the period of time to consummate an initial business combination is not extended as provided for herein). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, Bulhon Advisors, LLC and the underwriters of our initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust accounts (approximately $1.3 million as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. Because the offering expenses of our initial public offering (including underwriting commissions) were less than our estimate of $1,000,000, the amount of funds we held outside the trust account increased by approximately $277,708 to approximately $1,277,708.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 24, 2022 (or by November 24, 2022 if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering or prior to the expiration of the six-month extension period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by May 24, 2022 (or by November 24, 2022 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible by May 24, 2022 (or by November 24, 2022 if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination) or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by May 24, 2022 (or until November 24, 2022 if we extend the period of time to consummate a business combination), with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices, free of charge, at 1900 Sunset Harbour Dr., Suite 2102, Miami Beach, FL 33139. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the shares of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeded $700 million as of the prior June 30.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 1900 Sunset Harbour Dr., Suite 2102, Miami Beach, FL 33139 and our telephone number is (203) 856-3033. Our executive offices are provided to us by our sponsor free of charge. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the NYSE under the symbols “CAS.U,” “CAS” and “CAS.WS,” respectively. Our units commenced public trading on November 20, 2020, and our public shares and public warrants commenced separate public trading on January 15, 2021.

(b)	Holders

On March 25, 2021, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock and 3 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 24, 2020, the Company consummated its initial public offering of 20,000,000 units and issued an additional 3,000,000 units on December 9, 2020 pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

We paid a total of $3,917,000 in underwriting discounts and commissions, excluding a deferred underwriting discount of $6,854,750 and approximately $394,687 for other costs and expenses related to the initial public offering.

A total of $232,300,000, comprised of the net proceeds from the initial public offering, the sale of over-allotment units, and a portion of the proceeds from the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Cascade Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 14, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 14, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 14, 2020 (inception) through December 31, 2020, we had a net loss of $159,000, which consists of formation and operating costs of $155,529 and an unrealized loss on marketable securities held in our Trust Account of $26,011, offset by interest income on marketable securities held in the Trust Account of $22,540.

Liquidity and Capital Resources

On November 24, 2020, we consummated the Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,317,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $7,317,000.

On December 9, 2020, in connection with the underwriters’ election to fully exercise of their over-allotment option, we consummated the sale of an additional 3,000,000 Units and the sale of an additional 900,000 Private Placement Warrants, generating total gross proceeds of $30,900,000.

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $232,300,000 was placed in the Trust Account and we had $1,782,072 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $11,166,437 in transaction costs, including $3,917,000 of underwriting fees, $6,854,750 of deferred underwriting fees and $394,687 of other offering costs.

For the period from August 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $352,605. Net loss of $159,000 was affected by interest earned on marketable securities held in the Trust Account of $22,540, an unrealized loss on marketable securities held in our Trust Account of $26,011 and changes in operating assets and liabilities, which used $197,076 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $232,296,529. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,277,708 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Jay Levine, our Chief Executive Officer, Gene Weil, a director, and certain affiliates of our Sponsor and Waterfall Asset Management, LLC purchased an aggregate of 2.75% of the Units in the Initial Public Offering, and certain other investors identified by our Sponsor purchased an aggregate of 14.3% of the Units in the Initial Public Offering, in each case at the Initial Public Offering price, for an aggregate of 3,415,000 Units. The underwriters did not receive any underwriting discounts or commissions on the Units purchased by such parties.

The underwriters are entitled to a deferred fee of $0.35 per Unit, excluding the Units purchased by the parties described above, or $6,854,750 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination. Up to 50% of the deferred underwriting commissions may be paid at the sole discretion of its management team to the underwriters in the allocations determined by its management team and/or to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority) that assist us in consummating its initial Business Combination.

On January 30, 2021, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 14, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering, the sale of the over-allotment units and a portion of the proceeds from the sale of private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jay Levine	58	Chairman, Chief Executive Officer and Director
Daniel Hirsch	47	Chief Operating Officer and Chief Financial Officer
Gene Weil	62	Director
Clayton Deutsch	65	Director
Julia Gouw	61	Director
Roy Guthrie	67	Director
Kevin Ryan	50	Director

The experience of our directors and executive officers is as follows:

Jay Levine has served as our Chairman and Chief Executive Officer since inception. Mr. Levine’s distinguished operating track record and leadership experience within public and private financial services markets spans over 30 years. Since 2018, Mr. Levine has served as Chairman of the Board of OneMain Financial (NYSE: “OMF”, f.k.a. “Springleaf”), a provider of personal loans and other financial services to consumers and will continue in this role until December 31, 2020. He previously served as President, CEO and Director of OneMain from 2011 until 2018. Prior to OneMain, Mr. Levine served as President, CEO and a Director of Capmark Financial Group (“Capmark”), a commercial real estate finance company, as part of its corporate restructuring from 2008 until 2011. From 2000 until 2008, Mr. Levine served as President, CEO and a member of the Board of Directors of Royal Bank of Scotland (“RBS”) Global Banking & Markets in North America, as well as CEO of its predecessor entity, RBS Greenwich Capital. Additionally, from November 2019 through August 2020, Mr. Levine served on the Board of Directors of FinServ Acquisition Corp. (NASDAQ: FSRV), a SPAC focused on the financial services industry. Mr. Levine earned a bachelor’s degree from the University of California Davis. Mr. Levine is well qualified to serve on our board of directors due to his broad deal sourcing network, long-term operating expertise, M&A diligence and integration prowess and deep industry domain knowledge of the broader financial services ecosystem, which qualifications we intend to leverage in our efforts to identify, evaluate, acquire and transform a potential acquisition target.

Daniel Hirsch has served as our Chief Operating Officer and Chief Financial Officer since inception. Mr. Hirsch brings significant transactional and investment expertise, including around several SPAC transactions. Most recently, Mr. Hirsch acted as an advisor on a SPAC sponsored by Trinity, which successfully completed its initial business combination in 2019 with Broadmark Realty Capital Inc. (“Broadmark”) (NYSE: BRMK), an internally managed mortgage REIT. As an advisor to Trinity, Mr. Hirsch was actively involved in all elements of sourcing, negotiating, structuring and executing the merger with Broadmark. Mr. Hirsch currently serves as Board member, Chairman of the nominating and corporate governance committee and a member of the compensation committee of Broadmark. Previously, Mr. Hirsch was a Managing Member at Farallon Capital Management L.L.C. (“Farallon”), an investment firm managing capital on behalf of institutions and investors, where he served in various capacities as Managing Member for the Real Estate Group, Managing Director and Legal Counsel from 2003 through 2016. Additionally, Mr. Hirsch has served on the Board of The Macerich Company (NYSE: MAC), a real estate investment trust investing in regional malls, since 2018, and as a Director of Playa Hotels and Resorts (“Playa”) (NASDAQ: PLYA), an owner and operator of beachfront resorts in Mexico and the Caribbean, from 2010 until March 2020. Playa was a private portfolio position of Farallon that went public in 2017 through a merger with TPG Pace Holdings, a SPAC sponsored by TPG Capital formed in 2015. Through the Broadmark and Playa transactions, Mr. Hirsch has experience with de-SPAC transaction structuring and execution from both the SPAC sponsor and target’s perspectives. Mr. Hirsch’s extensive transactional, capital markets, governance and legal track record, particularly in the residential and commercial real estate sectors, further positions the management team to create and execute on proprietary investment opportunities, as well as navigate the transaction with the potential acquisition target. Mr. Hirsch earned a bachelor’s degree from Amherst College and a juris doctor degree from Yale Law School.

Gene Weil has served as a member of our board since inception. Mr. Weil is Co-Head of Waterfall’s private equity team and has a long-tenured track record in M&A advisory and public and private market capital formation transactions in the financial services sector. Prior to joining Waterfall, Mr. Weil co-founded Milestone Advisors in 2001, a boutique corporate advisory and investment firm which achieved a leading market presence in the financial services M&A market and was ultimately sold to Houlihan Lokey (NYSE: HLI) in late 2012. Subsequent to the sale, in 2013 Mr. Weil joined the Financial Institutions Group at Houlihan Lokey as Co-Head. In 2017, Mr. Weil left Houlihan Lokey to join Waterfall and establish the firm’s private equity business with John Nelligan. Mr. Weil earned a bachelor’s degree from the University of Wisconsin-Madison and a juris doctor degree from Washington University Law School. Mr. Weil is well qualified to serve on our board of directors due to his significant proprietary sourcing capabilities, history of diligencing and structuring hundreds of transactions across the financial services landscape through a variety of economic and credit cycles, and institutional investing expertise, which we believe will provide the company with a differentiated ability to source, diligence, value, structure and close a merger or other business combination with a target company.

Clayton Deutsch has served as a member of our board since November 2020. Mr. Deutsch has had a 43-year career focused on financial services. Mr. Deutsch began his career in 1977 in Corporate Banking with Society Corporation, a predecessor to Key Corp. In 1980 Mr. Deutsch joined McKinsey & Company where he worked for 30 years before retiring from the firm in 2010 as a senior partner. Mr. Deutsch had been a partner for 25 years. While at McKinsey, Mr. Deutsch served a wide array of financial services companies and businesses around the world. Mr. Deutsch has deep experience in corporate banking, investment banking, consumer banking, securities and brokerage, asset management, wealth management and private banking, specialty finance, and insurance. Mr. Deutsch also served a number of private equity clients with investments in financial services. Mr. Deutsch led multiple client engagements focused on strategy development, operations improvement, M&A and divestiture, merger management and organization. From 2010 to 2018, Mr. Deutsch served as Chief Executive Officer and President of Boston Private Financial Holdings (NASDAQ: BPFH), a wealth management, investment management and private banking firm focused on the east coast and west coast. Since 2018, Mr. Deutsch has served as an advisor and active investor in several private companies working in fintech, cyber security/identity and wealth management. Mr. Deutsch has served on numerous non-profit boards in healthcare, education and the arts. Mr. Deutsch has a bachelor’s degree in economics from Brown University and MBA from Case Western Reserve University. Mr. Deutsch is well qualified to serve on our board of directors due to his distinguished career in advising businesses in the financial services sector and his operational and public market expertise.

Julia Gouw has served as a member of our board since November 2020. Ms. Gouw is former President, Chief Operating Officer and former director of East West Bancorp, Inc. and East West Bank (NASDAQ: EWBC), one of the top 30 largest banks in the nation that serves as the financial bridge between U.S. and China. Prior to joining East West Bank in 1989, Ms. Gouw was a Senior Audit Manager with the international accounting firm of KPMG LLP. Ms. Gouw joined East West Bank as Controller and rose through the ranks to become Executive Vice President and Chief Financial Officer, the position she held from 1994 to 2008. Ms. Gouw served as President and Chief Operating Officer from 2009 through her retirement in March 2016. Under Ms. Gouw’s leadership, East West achieved 11 consecutive years of record earnings. Ms. Gouw was ranked one of the “25 Most Powerful Women in Banking” five times by American Banker magazine and has received the Los Angeles Business Journal’s “Women Making a Difference” award two times in recognition of her achievements and contributions. Ms. Gouw is also a member of the Trusteeship, an International Women’s Forum affiliate organization that connects preeminent women in leadership positions across various professional fields. Since 2011, Ms. Gouw has been serving as a member of the Board of Directors of Pacific Life, one of the largest life insurance companies in the country and serves as the Chairman of the Investment and Finance Committee. Ms. Gouw is a co-founder of Piermont Bank, a New York state licensed commercial bank, which was founded in 2019 and for which she has been serving as Chairwoman of the Board and the Chair of the Audit Committee since inception. Since 2017, Ms. Gouw has been serving as Commissioner of the Ontario International Airport Authority (OIAA). The OIAA provides overall direction for the management, operations, development and marketing of Ontario International Airport in Southern California. Ms. Gouw has served as a member of the Board of Directors and the Chair of the Audit Committee of Vizio Holding Corp. (NYSE: VZIO), an American company focusing on entertainment devices and smart television platform, since February 2021. Ms. Gouw has a bachelor’s degree in accounting from the University of Illinois at Urbana-Champaign. Ms. Gouw is well qualified to serve on our board of directors due to her operational experience, leadership roles in banking and her background in accounting.

Roy Guthrie has served as a member of our board since November 2020. Mr. Guthrie has served as a director and member of the audit committee of OneMain Financial (NYSE: OMF) since December 2012, as a director and chairman of the audit and risk committee of Mr Cooper Group, Inc. (NASDAQ: COOP, formerly Nationstar Holdings, Inc.), a residential mortgage loan originator and servicer, since February 2012, and as a director and chairman of the risk committee of Synchrony Financial (NYSE: SYF) (a private label credit card issuer) since July 2014. Mr. Guthrie served as Executive Vice President and Chief Financial Officer of Discover Financial Services (NYSE: DFS) from 2005 through April 2011. He retired from Discover in January 2012. Mr. Guthrie also served as a director of Discover Bank, a subsidiary of Discover, from 2006 through the end of 2011. Prior to joining Discover, Mr. Guthrie was President and Chief Executive Officer of CitiFinancial lnternational, Ltd., a consumer finance business of Citigroup Inc. (“Citigroup”) (NYSE: C), from 2000 to 2004. In addition, Mr. Guthrie served on Citigroup’s management committee during this period of time. Mr. Guthrie also served as the President and Chief Executive Officer of CitiCapital from 2000 to 2001. From 1996 to 2000, Mr.Guthrie served as Chief Financial Officer of Associates First Capital Corporation (NYSE: AFS), a commercial and consumer lending and insurance provider which was acquired by CitiGroup in 2000, and served as a member of its board of directors from 1998 to 2000. Prior to that, Mr. Guthrie served in various positions at Associates First Capital Corporation, including Corporate Controller from 1989 to 1996, having joined the company in 1978. Mr. Guthrie has previously served on the boards of multiple companies, including as a director and chairman of Lifelock,Inc. (an identity theft protection company) from October 2012 until February 2017, a director of Student Loan Corporation from December 2010 until January 2012, a director of Enova International, Inc. from January 2012 until July 2012, a director of Bluestem Brands, Inc. from November 2010 until September 2014, a director of Dell Bank International from September 2012 until September 2014, a director and chairman of Renovate America Inc. from May 2017 until March 2018, and a director of Garrison Capital LLC from June 2011 until August 2015. Mr. Guthrie received a bachelor’s degree in economics from Hanover College in 1976 and a MBA from Drake University in 1978. Mr. Guthrie is well qualified to serve on our board of directors due to his operational experience across a variety of financial service businesses and extensive public company board service.

Kevin Ryan has served as a member of our board since November 2020. Mr. Ryan has advised on a wide variety of merger and acquisitions and capital raising transactions during his 23-year tenure in financial services. In October 2020, Mr. Ryan joined Better.com, an online real estate lender, as Chief Financial Officer. Prior to Better.com, Mr. Ryan worked for over 20 years at Morgan Stanley, where he served in various capacities, most recently as Managing Director, Head of Banks and Diversified Finance, from 2015 to October 2020, and as head of FIG Solutions and Co-Head of FIG Capital Markets from 2011 to 2015. Prior to joining Morgan Stanley, Mr. Ryan’s experience in the financial industry includes work in structured finance at Lehman Brothers in 1999 and as a capital markets attorney at Cadwalader, Wickersham & Taft from 1996 to 1999. Mr. Ryan is involved civically, including having served as Chairman of the Board of Directors of the New York Center for Children. Mr. Ryan has a bachelor’s degree from Rutgers University and a juris doctor degree from the University of Virginia. Mr. Ryan is well qualified to serve on our board of directors due to his extensive capital markets and financial services advisory experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Mr. Deutsch and Ms. Gouw, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Guthrie and Ryan, expires at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Messrs. Levine and Weil, expires at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon completion of an initial business combination, are entitled to nominate individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and stockholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website at www.cascadespac.com.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Deutsch and Ryan and Ms. Gouw serve as members of our audit committee. Our board of directors has determined that each of Messrs. Deutsch and Ryan and Ms. Gouw are independent under the NYSE listing standards and applicable SEC rules. Ms. Gouw serves as the chairwoman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Gouw qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The primary functions of the audit committee include:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the Company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Messrs. Deutsch, Guthrie and Ryan, and Mr. Deutsch serves as chairman of the compensation committee.

Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Deutsch, Guthrie and Ryan are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our executive officers’ compensation, evaluating our executive officers’ performance in light of those goals and objectives, and setting our executive officers’ compensation level based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Messrs. Deutsch, Guthrie and Ryan, and Mr. Guthrie serves as chairman of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Deutsch, Guthrie and Ryan are independent.

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay certain limited advisory fees to our independent directors in connection with identifying, investigating and completing our initial business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us, or their affiliates, may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to members of our management team. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We have not taken and do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 25, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Cascade Acquisition Holdings LLC (our sponsor) (2)	—	—	5,750,000	100%	20.0%
Jay Levine (3)	250,000	1.1%	5,750,000	100%	20.9%
Gene Weil (2)	50,000	*	5,750,000	100%	20.2%
Daniel Hirsch (3)	—	—	—	—	—
Clayton Deutsch (3)	—	—	—	—	—
Julia Gouw (3)	—	—	—	—	—
Roy Guthrie (3)	—	—	—	—	—
Kevin Ryan (3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	300,000	1.3%	5,750,000	100%	21.0%

Other 5% Stockholders
Kenneth Griffin (4)	1,250,000	5.4%	—	—	4.3%
Polar Asset Management Partners Inc. (5)	1,200,000	5.22%	—	—	4.2%
Michael Platt (6)	1,269,808	5.5%	—	—	4.4%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cascade Acquisition Corp., 1900 Sunset Harbour Dr., Suite 2102, Miami Beach, FL 33139.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by two managers, Messrs. Levine and Weil. Accordingly, Messrs. Levine and Weil share voting and dispositive power over the founder shares held by our sponsor and may be deemed to beneficially own the founder shares. Mr. Weil is one of our directors and is a principal of Waterfall’s private equity fund, which is a majority owner of our sponsor.
(3)	Does not include certain shares indirectly owned by this individual as a result of his direct or indirect membership interest in our sponsor.
(4)	According to a Schedule 13G filed with the SEC on December 7, 2020, as amended on February 16, 2021, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, have voting and dispositive power over the 1,250,000 shares reported. Citadel Advisors is the portfolio manager for CM and CEFL. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address for all reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	According to a Schedule 13G filed on February 8, 2021, Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund, acquired 1,200,000 shares of Class A Common Stock. The business address for the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(6)	According to a Schedule 13G filed on February 26, 2021, BlueCrest Capital Management Limited (“BlueCrest”) and Michael Platt, may be deemed the beneficial owner of 1,269,808 shares of Class A Common Stock. Mr. Platt serves as principal, director, and control person of BlueCrest. The business address for all reporting persons is Ground Floor, Harbour Reach, La Rue de Carteret, St. Helier, Jersey, Channel Islands JE2 4HR.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 24, 2020, we issued an aggregate of 7,187,500 founder shares to the sponsor for an aggregate purchase price of $25,000 in cash. In October 2020, our sponsor returned us, at no cost, an aggregate of 1,437,500 founder shares, which we cancelled, resulting in an aggregate of 5,750,000 founder shares issued and outstanding..

On August 14, 2020, we issued an unsecured promissory note to our sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the initial public offering. The note was repaid in full in connection with the closing of our initial public offering, and as of December 31, 2020, no amounts were outstanding.

Simultaneously with the consummation of our initial public offering, we completed the private placement of 7,317,000 private warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds to us of $7,317,000. On December 9, 2020, In connection with the closing of the purchase of the over-allotment units, we sold an additional 900,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $900,000. The private placement warrants are identical to the warrants included in the units sold in our initial public offering, except as otherwise disclosed in the Registration Statement.

Jay Levine, our Chief Executive Officer, Gene Weil, our director, and affiliates of Waterfall Asset Management, LLC purchased an aggregate of 550,000 units in our initial public offering. The underwriters did not receive any underwriting discounts or commissions on the units purchased by such parties.

As more fully discussed in our Registration Statement, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, or in the case of a non-compete restriction, may not present such opportunity to us at all. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Except for certain limited advisory fees to independent directors, no compensation of any kind, including finder’s and consulting fees, has been paid or will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will pre-approve any proposed advisory fees, and on a quarterly basis will review all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with a business combination, our initial stockholders or an affiliate of our initial stockholders or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we completes a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

We may extend the period of time to consummate a business combination by an additional six months (until November 24, 2022 to complete a business combination). In order to extend the time available for us to consummate a business combination, our sponsor or its affiliates or designees must deposit into the trust account $2,300,000 ($0.10 per Public Share in either case), on or prior to the date of the deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a business combination, or, at the relevant insider’s discretion, converted upon consummation of a business combination into additional private placement warrants at a price of $1.00 per private placement warrant. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a business combination.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Deutsch, Guthrie and Ryan and Ms. Gouw are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 14, 2020 (inception) through December 31, 2020 totaled approximately $8,240. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $34,505 The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from August 14, 2020 (inception) through December 31, 2020 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the period from August 14, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the period from August 14, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Cascade Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cascade Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Hartford, CT

March 30, 2021

CASCADE ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,277,708
Prepaid expenses	285,823
Total Current Assets	1,563,531

Cash and marketable securities held in Trust Account	232,296,529
TOTAL ASSETS	$233,860,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$88,747
Deferred underwriting payable	6,854,750
Total Liabilities	6,943,497

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 21,972,265 shares at redemption value	221,916,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,027,735 issued and outstanding (excluding 21,972,265 shares subject to possible redemption)	103
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	5,158,325
Accumulated deficit	(159,000)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,860,060

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$155,529
Loss from operations	(155,529)

Other expense:
Interest earned on marketable securities held in Trust Account	22,540
Unrealized loss on marketable securities held in Trust Account	(26,011)
Other expense, net	(3,471)

Net (loss) income	$(159,000)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,813,265
Basic and diluted net loss per share, Class A common stock subject to possible redemption	(0.00)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,403,148

Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of units in initial public offering, net of offering costs	23,000,000	2,300	—	—	218,831,263	—	218,833,563

Sale of private placement warrants to Sponsor in private placement	—	—	—	—	8,217,000	—	8,217,000

Class A common stock subject to possible redemption	(21,972,265)	(2,197)	—	—	(221,914,363)	—	(221,916,560)

Net loss	—	—	—	—	—	(159,000)	(159,000)
Balance – December 31, 2020	1,027,735	$103	5,750,000	$575	$5,158,325	$(159,000)	$5,000,003

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(159,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,540)
Unrealized loss on marketable securities held in Trust Account	26,011
Changes in operating assets and liabilities:
Prepaid expenses	(285,823)
Accrued expenses	88,747
Income taxes payable	—
Net cash used in operating activities	(352,605)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, net of underwriting fees paid	226,083,000
Proceeds received from Private Placement Warrants	8,217,000
Proceeds received from promissory note – related party	172,046
Repayment of promissory note – related party	(172,046)
Payment of offering costs	(394,687)
Net cash provided by financing activities	233,930,313

Net Change in Cash	1,277,708
Cash – Beginning of period	—
Cash – End of period	$1,277,708

Non-Cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$222,072,084
Change in value of Class A common stock subject to possible redemption	$(155,524)
Deferred underwriting fee in connection with the initial public offering	$6,854,750

The accompanying notes are an integral part of the financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Cascade Acquisition Corp. (the “Company”) was incorporated in Delaware on August 14, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 14, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on November 19, 2020. On November 24, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,317,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Cascade Acquisition Holdings LLC (the “Sponsor”), generating gross proceeds of $7,317,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 24, 2020, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On December 9, 2020, pursuant to the full exercise of the underwriters’ over-allotment option, the Company consummated the sale of an additional 3,000,000 Units, at $10.00 per Unit. Also on December 9, 2020, pursuant to provision of the sponsor warrant purchase agreement, the Company consummated the sale of an additional 900,000 Private Placement Warrants, at $1.00 per Private Placement Warrant. Combined sales of Units and Private Placement Warrants generated total gross proceeds of $30,900,000. A total of $30,300,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $232,300,000.

Transaction costs amounted to $11,166,437, consisting of $3,917,000 of underwriting fees, $6,854,750 of deferred underwriting fees and $394,687 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by May 24, 2022 (or until November 24, 2022 if the Company extends the period of time to consummate a Business Combination) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until May 24, 2022 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 24, 2022, the Company may extend the period of time to consummate a Business Combination by an additional six months (until November 24, 2022 to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.10).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which the Company’s total annual gross revenue is at least $1.07 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,972,265 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

‘

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Loss per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 19,717,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common:

For the Period from August 14, 2020 (Inception) Through December 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$21,532
Unrealized loss on marketable securities held in Trust Account	(24,848)
Net loss attributable to Class A common Stock subject to possible redemption	$(3,316)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,813,265
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.00)

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(159,000)
Add: Net loss allocable to Class A common stock subject to possible redemption	3,316
Non-Redeemable Net Loss	$(155,684)
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,403,148
Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 9, 2020 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

 NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 24, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 shares of Class B common stock, which the Company cancelled, resulting in an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) issued and outstanding. The Founder Shares include an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on December 9, 2020, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed that, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Notes — Related Party

On August 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed a total of $172,046 under the Promissory Note, which was repaid on December 7, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional six months (until November 24, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6 — COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on November 19, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Jay Levine, the Company’s Chief Executive Officer, Gene Weil, a director of the Company, and certain affiliates of the Sponsor and Waterfall Asset Management, LLC purchased an aggregate of 2.75% of the Units in the Initial Public Offering, and certain other investors identified by the Sponsor purchased an aggregate of 14.3% of the Units in the Initial Public Offering, in each case at the Initial Public Offering price, for an aggregate of 3,415,000 Units. The underwriters did not receive any underwriting discounts or commissions on the Units purchased by such parties.

The underwriters are entitled to a deferred fee of $0.35 per Unit, excluding the Units purchased by the parties described above, or $6,854,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,027,735 shares of Class A common stock issued and outstanding, excluding 21,972,265 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of a Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of shares of common stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) all shares of common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued by the Company in connection with or in relation to the completion of a Business Combination, excluding (1) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any (2) Private Placement Warrants issued to the Sponsor or any of its affiliates upon conversion of Working Capital Loans minus (b) the number of Public Shares redeemed by Public Stockholders in connection with a Business Combination. In no event will the shares of our Class B common stock convert into shares of our Class A common stock at a rate of less than one to one.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If the Company calls the Public Warrants for redemption, management will have the option to require any holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — INCOME TAXES

The Company’s net deferred tax assets is as follows:

December 31,
2020
Deferred tax assets
Net operating loss carryforward	$19,399
Startup and organizational costs	20,012
Unrealized loss on marketable securities	880
Total deferred tax assets	40,291
Valuation Allowance	(40,291)
Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

As of December 31,
2020
Federal
Current	$—
Deferred	(33,390)

State and Local
Current	—
Deferred	(6,901)

Change in valuation allowance	40,291

Income tax provision	$—

As of December 31, 2020, the Company had $76,553 of U.S. federal and state operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period August 14, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $40,291.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	4.3%
Valuation allowance	(25.3)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$232,296,529

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 30, 2021, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with consulting services in connection with the Company’s search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. The Company agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 19, 2020, by and among the Company and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC. (4)
3.1	Amended and Restated Certificate of Incorporation. (4)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated August 14, 2020, issued to Cascade Acquisition Holdings LLC (1)
10.2	Letter Agreement, dated November 19, 2020, by and among the Company and the Sponsor. (4)
10.3	Letter Agreement, dated November 19, 2020, by and among the Company and its officers and directors. (4)
10.4	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.5	Registration and Stockholder Rights Agreement, dated November 19, 2020, by and among the Company, the Sponsor. (4)
10.6	Private Placement Warrant Purchase Agreement, dated November 19, 2020, by and between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement (2)
10.8	Independent Contractor Agreement, dated January 30, 2021, by and between the Company and Bulhon Advisors, LLC*
14.1	Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 20, 2020.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 16, 2020.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 25, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021	Cascade Acquisition Corp.

	By:	/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Levine	Chief Executive Officer and Chairman of the Board	March 30, 2021
Jay Levine	(Principal Executive Officer)

/s/ Daniel Hirsch	Chief Financial Officer and Chief Operating Officer	March 30, 2021
Daniel Hirsch	(Principal Financial and Accounting Officer)

/s/ Gene Weil	Director	March 30, 2021
Gene Weil

/s/ Clayton Deutsch	Director	March 30, 2021
Clayton Deutsch

/s/ Julia Gouw	Director	March 30, 2021
Julia Gouw

/s/ Roy Guthrie	Director	March 30, 2021
Roy Guthrie

/s/ Kevin Ryan	Director	March 30, 2021
Kevin Ryan