Form 10-K/A
period 2020-12-31
Cascade Acquisition Corp
filed 2021-06-29
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 28, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Cascade Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Cascade Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Report”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”).” In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet.

Since their issuances on November 24, 2020 in connection with our initial public offering (the “IPO”) and until the date of the restatements, our public warrants and private warrants (collectively, the “Warrants”) were reflected as a component of equity instead of liabilities on our balance sheet and, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement (the “warrant agreement”), and our application of ASC 815-40 to the warrant agreement. After discussion, evaluation and consultation with management, our audit committee concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

Prior to filing this Amended Annual Report, in consultation with our audit committee, we concluded that our audited financial statements for the period ended December 31, 2020 included in the Original Report and the audited balance sheet dated as of November 24, 2020 (collectively, the “Affected Periods”) included in Form 10-K filed with the SEC on March 30, 2021, should no longer be relied upon and should be restated and that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. On May 16, 2021, our audit committee authorized management to restate its audited financial statements for the period ended December 31, 2020 (the “restatement”).

The change in accounting for the Warrants reflected in the restatement did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or other non-cash adjustments during the Affected Periods or during any other period for which financial information is included in this Amended Annual Report. Our cash, investments held in the trust account, operating expenses or total cash flows from operations during the Affected Periods also were not affected.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. See Item 9A, Controls and Procedures.

Items Amended in this Annual Report

This annual report presents the Original Report, amended and restated with modifications necessary to reflect the restatements, but without any other amendments, modifications or updates. As such, this Amended Annual Report speaks only as of the date the Original Report was filed, and should be read in conjunction with our other SEC filings, including our SEC filings subsequent to the date of the Original Report.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules.

In addition, our Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this annual report (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed Current Report on Form 8-K filed on December 1, 2020 for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 24, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“NYSE” are to the New York Stock Exchange;

●	“over-allotment units” are to the units sold to the underwriters pursuant to their full exercise of the over-allotment option on December 9, 2020;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor or one or more of its affiliates in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans and extension loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholders” will only exist with respect to such public shares;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on October 7, 2020, as amended;

●	“Report” are to this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Cascade Acquisition Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $232,300,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering and the underwriters’ exercise of the over-allotment option.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“Waterfall” are to Waterfall Asset Management, LLC, the manager of WSMF I Cascade Acquisition Holdings, LLC. WSMF I Cascade Acquisition Holdings, LLC is a majority owner of our sponsor; and

●	“we,” “us,” “Company” or “our Company” are to Cascade Acquisition Corp.

v

PART I

Item 1.	Business.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement on accounting and reporting considerations for warrants issued by SPACs. In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 8,217,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

We have recorded our warrant liability at fair value as of the issuance of the warrants, as determined by us based upon a valuation report obtained from a third-party valuation firm. This warrant liability is subject to adjustment for changes in fair value during subsequent reporting periods, with each such change being reported as a non-cash gain or loss in our relevant statement of operations. The impact of such changes in fair value on our earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Item 9A of this Report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liability. On May 16, 2021, our audit committee authorized management to restate our audited financial statements for the year ended December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

For a complete list of risks relating to our business and operations, see the section titled “Risk Factors” contained in our final prospectus, dated November 23, 2020, filed with the SEC on the same day.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Report. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note to this Report and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Report. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Report and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify our warrants issued in connection with our initial public offering and concurrent private placement as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from August 14, 2020 (inception) through December 31, 2020, we had a net loss of $7,828,675, which consisted of formation and operating costs of $155,529, a non-cash change in fair value of derivative liability of $7,098,120, transaction costs allocable to warrant liabilities and an unrealized loss on marketable securities held in our Trust Account of $26,011, offset by interest income on marketable securities held in the Trust Account of $22,540.

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

For the period from August 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $352,605. Net loss of $7,828,675 was affected by a non-cash charge for the change in fair value of warrant liabilities of $7,098,100, transaction costs allocable to warrant liabilities of $571,555, interest earned on marketable securities held in the Trust Account of $22,540, an unrealized loss on marketable securities held in our Trust Account of $26,011 and changes in operating assets and liabilities, which used $197,076 of cash from operating activities.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Report, as of December 31, 2020, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-KA had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 24, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 14, 2020 (inception) through December 31, 2020, have been restated.

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

Hartford, CT

March 30, 2021, except for the effects of the restatement discussed in Note 2, as to which the date is June 28, 2021.

CASCADE ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current Assets
Cash	$1,277,708
Prepaid expenses	285,823
Total Current Assets	1,563,531

Cash and marketable securities held in Trust Account	232,296,529
TOTAL ASSETS	$233,860,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$88,747
Warrant liabilities	26,815,120
Deferred underwriting payable	6,854,750
Total Liabilities	33,758,617

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 19,317,263 shares at redemption value	195,101,440

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,682,737 issued and outstanding (excluding 19,317,263 shares subject to possible redemption)	368
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	12,827,735
Accumulated deficit	(7,828,675)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,860,060

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$155,529
Loss from operations	(155,529)

Other expense:
Interest earned on marketable securities held in Trust Account	22,540
Unrealized loss on marketable securities held in Trust Account	(26,011)
Change in fair value of warrant liabilities	(7,098,120)
Transaction costs allocable to warrant liabilities	(571,555)
Other expense, net	(7,673,146)

Net loss	$(7,828,675)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,957,421
Basic and diluted net loss per share, Class A common stock subject to possible redemption	(0.00)

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,931,349

Basic and diluted net loss per share, Non-redeemable common stock	$(1.32)

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 14, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of units in initial public offering, net of offering costs and warrant liability	23,000,000	2,300	—	—	207,902,818	—	207,905,118

Class A common stock subject to possible redemption	(19,317,263)	(1,932)	—	—	(195,099,508)	—	(195,101,440)

Net loss	—	—	—	—	—	(7,828,675)	(7,828,675)
Balance – December 31, 2020	3,682,737	$368	5,750,000	$575	$12,827,735	$(7,828,675)	$5,000,003

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(7,828,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,540)
Unrealized loss on marketable securities held in Trust Account	26,011
Change in fair value of warrant liabilities	7,098,120
Transaction costs allocable to warrant liabilities	571,555
Changes in operating assets and liabilities:
Prepaid expenses	(285,823)
Accrued expenses	88,747
Net cash used in operating activities	(352,605)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(232,300,000)
Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, net of underwriting fees paid	226,083,000
Proceeds received from Private Placement Warrants	8,217,000
Proceeds received from promissory note – related party	172,046
Repayment of promissory note – related party	(172,046)
Payment of offering costs	(394,687)
Net cash provided by financing activities	233,930,313

Net Change in Cash	1,277,708
Cash – Beginning of period	—
Cash – End of period	$1,277,708

Non-Cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$202,355,084
Change in value of Class A common stock subject to possible redemption	$(7,253,644)
Initial classification of warrant liabilities	$19,717,000
Deferred underwriting fee in connection with the initial public offering	$6,854,750

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, the Company allocated offering costs to the Warrants and, thus, expensed those costs as of November 24, 2020.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account, operating expenses or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of November 24, 2020
Warrant Liabilities	$—	$17,317,000	$17,317,000
Class A Common Stock Subject to Possible Redemption	192,822,080	(17,317,000)	175,505,080
Class A Common Stock	91	171	262
Additional Paid-in Capital	5,002,817	488,884	5,491,701
Accumulated Deficit	(3,478)	(489,055)	(492,533)

Balance sheet as of December 31, 2020
Warrant Liabilities	$—	$26,815,120	$26,815,120
Class A Common Stock Subject to Possible Redemption	221,916,560	(26,815,120)	195,101,440
Class A Common Stock	103	265	368
Additional Paid-in Capital	5,158,325	7,669,410	12,827,735
Accumulated Deficit	(159,000)	(7,669,675)	(7,828,675)

Statement of Operations for the Period from August 14, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	—	(7,098,120)	(7,098,120)
Transaction costs allocable to warrant liabilities	—	(571,555)	(571,555)
Net loss	(159,000)	(7,669,675)	(7,828,675)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,813,265	(1,855,844)	18,957,421
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,403,148	528,201	5,931,349
Basic and diluted net loss per share, Non-redeemable common stock	(0.03)	(1.29)	(1.32)

Statement of Changes in Stockholder’s Equity for the Period from August 14, 2020 (inception) to December 31, 2020
Sale of units in initial public offering, net of offering costs and warrant liability – Additional Paid-in Capital	218,831,263	(10,928,445)	207,902,818
Sale of private placement warrants to Sponsor in private placement – Additional Paid-in Capital	8,217,000	(8,217,000)	—
Class A common stock subject to possible redemption – Class A Common Stock	(2,197)	265	(1,932)
Class A common stock subject to possible redemption – Additional Paid-in Capital	(221,914,363)	26,814,855	(195,099,508)
Net Loss	(159,000)	(7,668,793)	(7,827,793)

Cash Flow Statement for the Period from August 14, 2020 (inception) to December 31, 2020
Net loss	$(159,000)	$(7,669,675)	$(7,828,675)
Transaction costs allocable to warrant liabilities	—	571,555	571,555
Change in fair value of warrant liabilities	—	7,098,120	7,098,120
Initial classification of Class A common stock subject to possible redemption	222,072,084	(19,717,000)	202,355,084
Change in value of Class A common stock subject to possible redemption	(155,524)	(7,098,120)	(7,253,644)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,317,263 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities (see Note 2)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest (see Note 2).

The following table reflects the calculation of basic and diluted net loss per common:

For the Period from August 14, 2020 (Inception) Through December 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$18,931
Unrealized loss on marketable securities held in Trust Account	(21,847)
Net loss attributable to Class A common Stock subject to possible redemption	$(2,915)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,957,421
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.00)

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(7,828,675)
Add: Net loss allocable to Class A common stock subject to possible redemption	(2,915)
Non-Redeemable Net Loss	$(7,831,590)
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,931,349
Basic and diluted net loss per share, Non-redeemable common stock	$(1.32)

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 9, 2020 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,682,737 shares of Class A common stock issued and outstanding, excluding 19,317,263 shares of Class A common stock subject to possible redemption.

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

NOTE 9 — WARRANTS (see Note 2)

As of December 31, 2020, the Company has 11,500,000 and 8,217,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

NOTE 10 — INCOME TAXES

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	4.3%
Transaction costs allocable to warrant liabilities	(1.8)%
Change in fair value of warrants	(23.0)%
Valuation allowance	(0.5)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (see Note 2):

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$232,296,529

Liabilities:
Warrant Liability – Public Warrants	3	$15,640,000
Warrant Liability – Private Placement Warrants	3	$11,175,120

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Warrants were valued as of November 24, 2020 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 90% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker CAS.WS.

The following table presents the quantitative information regarding Level 3 fair value measurements:

Input	November 24, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.53%	0.52%
Expected term (years)	5.42	5.42
Expected volatility	19.5%	23.0%
Exercise price	$11.50	$11.50
Unit Price	$10.00	$10.45

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 14, 2020 (inception)	$—	$—	$—
Initial measurement on November 24, 2020 (inclusive of over-allotment)	8,217,000	11,500,000	19,717,000
Change in valuation inputs and other assumptions	2,958,120	4,140,000	7,098,120
Fair value as of December 31, 2020	$11,175,120	$15,640,000	$26,815,120

NOTE 12 — SUBSEQUENT EVENTS

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 19, 2020, by and among the Company and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC. (4)
3.1	Amended and Restated Certificate of Incorporation. (4)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)
4.5	Description of Registered Securities***
10.1	Promissory Note, dated August 14, 2020, issued to Cascade Acquisition Holdings LLC (1)
10.2	Letter Agreement, dated November 19, 2020, by and among the Company and the Sponsor. (4)
10.3	Letter Agreement, dated November 19, 2020, by and among the Company and its officers and directors. (4)
10.4	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.5	Registration and Stockholder Rights Agreement, dated November 19, 2020, by and among the Company, the Sponsor. (4)
10.6	Private Placement Warrant Purchase Agreement, dated November 19, 2020, by and between the Company and the Sponsor. (4)
10.7	Form of Indemnity Agreement (2)
10.8	Independent Contractor Agreement, dated January 30, 2021, by and between the Company and Bulhon Advisors, LLC***
14.1	Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith
***	Previously filed

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 20, 2020.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 16, 2020.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 25, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2021	Cascade Acquisition Corp.

	By:	/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Levine	Chief Executive Officer and Chairman of the Board	June 28, 2021
Jay Levine	(Principal Executive Officer)

/s/ Daniel Hirsch	Chief Financial Officer and Chief Operating Officer	June 28, 2021
Daniel Hirsch	(Principal Financial and Accounting Officer)

/s/ Gene Weil	Director	June 28, 2021
Gene Weil

/s/ Clayton Deutsch	Director	June 28, 2021
Clayton Deutsch

/s/ Julia Gouw	Director	June 28, 2021
Julia Gouw

/s/ Roy Guthrie	Director	June 28, 2021
Roy Guthrie

/s/ Kevin Ryan	Director	June 28, 2021
Kevin Ryan