Form 10-Q
period 2021-03-31
Cascade Acquisition Corp
filed 2021-06-29
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File No. 001-39728

Cascade Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-2562068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Sunset Harbour Dr., Suite 2102 Miami Beach, Florida 33139
(Address of Principal Executive Offices, including zip code)

(203) 856-3033
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CAS	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	CAS.WS	New York Stock Exchange
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	CAS.U	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 28, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CASCADE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

CASCADE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	Unaudited
ASSETS
Cash	$1,108,078	$1,277,708
Prepaid expenses	242,038	285,823
Total current assets	1,350,116	1,563,531

Cash and marketable securities held in Trust Account	232,374,183	232,296,529
TOTAL ASSETS	$233,724,299	$233,860,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$206,033	$88,747
Warrant Liability	17,745,300	26,815,120
Deferred underwriting fee payable	6,854,750	6,854,750
Total Liabilities	24,806,083	33,758,617

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 20,187,820 and 19,317,263 shares at redemption value at March 31, 2021 and December 31, 2020, respectively.	203,918,209	195,101,440

Shareholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,812,180 and 3,682,737 shares issued and outstanding (excluding 20,187,820 and 19,317,263 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively.	281	368
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	4,011,053	12,827,735
Accumulated deficit	988,098	(7,828,675)
Total Shareholders’ Equity	5,000,007	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$233,724,299	$233,860,060

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$330,701
Loss from operations	(330,701)

Other income:
Interest earned on marketable securities held in Trust Account	58,062
Unrealized gain on marketable securities held in Trust Account	19,592
Change in fair value of derivative liability	9,069,820
Other income, net	9,147,474

Net income	$8,816,773

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,317,263

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,432,737

Basic and diluted net income per share, Non-redeemable common stock	$0.93

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	3,682,737	$368	5,750,000	$575	$12,827,735	$(7,828,675)	$5,000,003

Change in value of Class A common stock subject to redemption	(870,557)	(87)	—	—	(8,816,682)	—	(8,816,769)

Net income	—	—	—	—	—	8,816,773	8,816,773

Balance – March 31, 2021	2,812,180	$281	5,750,000	$575	$4,011,053	$988,098	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$8,816,773
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(58,062)
Unrealized gain on marketable securities held in Trust Account	(19,592)
Change in fair value of warrant liability	(9,069,820)
Changes in operating assets and liabilities:
Prepaid expenses	43,785
Accrued expenses	117,286
Net cash used in operating activities	(169,630)

Net Change in Cash	(169,630)
Cash – Beginning	1,277,708
Cash – Ending	$1,108,078

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$8,816,769

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 14, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 24, 2020, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Liquidity and Going Concern

As of Mach 31, 2021, the Company had $1,108,078 in its operating bank accounts, $232,374,183 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of $1,194,083.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 24, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 24, 2022.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on June 28, 2021. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 20,187,820 and 19,317,263, respectively, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants (as described in Note 3) for period where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value of each relevant date.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 19,717,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable share’s proportionate interest.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$50,961
Unrealized gain on marketable securities held in Trust Account	17,196
Less: Company’s portion available to pay taxes	43,885
Net income attributable to Class A common stock subject to redemption	$24,272
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	19,317,263
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common stock
Numerator: Net income minus Net Earnings
Net Income	$8,816,773
Less: Net income allocable to Class A common stock subject to possible redemption	24,272
Non-Redeemable Net Loss	$8,792,501
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-Redeemable common stock	9,432,737
Basic and diluted net income per share, Non-Redeemable common stock	$0.93

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Promissory Note — Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional six months (until November 24, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $2,300,000 ($0.10 per Public Share), on or prior to the date of the deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 6. COMMITMENTS

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Common stock — The Company is authorized to issue 200,000,000 Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there was 2,812,180 and 3,682,737 shares, respectively, of Class A common stock issued and outstanding, excluding 20,187,820 and 19,317,263 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common stock — The Company is authorized to issue 20,000,000 Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 Class B common stock issued and outstanding.

Holders of the Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

NOTE 8. WARRANTS

As of March 31, 2021 and December 31, 2020, the Company had 11,500,000 Public Warrants and 8,217,000 Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A common stock; and

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted).

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of a Business Combination; (3) they may be exercised by the holders on a cashless basis; (4) they (including the common stock issuable upon exercise of these warrants) are entitled to registration rights; and (5) they can only be exercised during the period (A) commencing on the later of: (i) the date that is thirty (30) days after the first date on which the Company completes its Business Combination, and (ii) the date that is twelve (12) months from the date of the closing of the Initial Public Offering, and (B) terminating at the earliest to occur of (x) 5:00 p.m., New York City time on the date that is seven years after the date on which the Company completes its Business Combination, and (y) the liquidation of the Company in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended from time to time, if the Company fails to complete a Business Combination.

NOTE 9. FAIR VALUE MEASUREMENTS

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$232,374,183	1	$232,296,529
Liabilities
Warrant Liability – Public Warrants	1	$10,350,000	3	$15,640,000
Warrant Liability – Private Warrants	2	$7,395,300	3	$11,175,120

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.

The Public and Private warrants were valued as of November 24, 2020 and December 31, 2020 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 90% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table presents the quantitative information regarding Level 3 fair value measurements at December 31, 2020:

Expected volatility	23.0%
Risk-free interest rate	0.52%
Expected term (years)	5.42
Fair value per share of Class A common stock	$10.45

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of the quoted price in an active market under the ticker CAS.WS. For the Private warrants, because of the provision in the Public and Private warrant agreements described in Note 8 regarding the Company’s ability to redeem the warrants when the trading price of the warrants equals or exceeds $10.00, the Company concluded the fair value of the Public and Private warrants to be equal. Therefore, subsequent measurements of the fair value of the Private warrants are also determined by using the quoted price in an active market under the ticker CAS. WS, which for the Private warrants is a Level 2 measurement.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$11,175,120	$15,640,000	$26,815,120
Change in valuation inputs or other assumptions	(3,779,820)	(5,290,000)	(9,069,820)
Fair value as of March 31, 2021	$7,395,300	$10,350,000	$17,745,300

Transfers in the amount of $15,640,000 from Level 3 to Level 1, and transfers in the amount of $11,175,120 from Level 3 to Level 2 of the fair value hierarchy occurred during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “Cascade” or the “Company” refer to Cascade Acquisition Corp. References to our “management” refer to our officers and directors, and references to the “Sponsor” refer to Cascade Acquisition Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 28, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Delaware on August 14, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from August 14, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering, which is described below, and the search for a target for its initial Business Combination We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had net income of $8,816,773, which consisted of operating and formation costs of $330,701 a non-cash change in fair value of derivative liability of $9,069,820, interest income on marketable securities held in the Trust Account of $58,062 and an unrealized gain on marketable securities held in the Trust Account of $19,592.

Liquidity and Going Concern

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

For the three months ending March 31, 2021 cash used in operating activities was $169,630. Net income of $8,816,773 was affected by a non-cash items including the change in fair value of warrant liability of $9,069,820, interest earned on marketable securities held in the Trust Account of $58,062, and unrealized gain on marketable securities held in Trust Account $19,592. Changes in operating assets and liabilities provided $161,071 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $232,374,183. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,108,078. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of May 24, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, excluding the Units purchased by the parties described above, or $6,854,750 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination. Up to 50% of the deferred underwriting commissions may be paid at the sole discretion of its management team to the underwriters in the allocations determined by its management team and/or to third parties not participating in the Initial Public Offering (but who are members of the Financial Industry Regulatory Authority) that assist us in consummating our initial Business Combination.

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

Class A Common Stock Subject to Redemption

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

Warrant Liability

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

Net Loss Per Ordinary Share

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective solely as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of March 31, 2021.

Material Weakness in Internal Control over Financial Reporting

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies(“SPACs”) (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on SPACs’ balance sheets as opposed to equity. Since their issuance on November 24, 2020, our warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheets and, based on our application of Financial Accounting Standards Board("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of November 19, 2020 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. As a result of these developments, the Company reviewed its treatment of the Warrants and filed an Amendment No. 1 to the Annual Report on Form 10-K filed on June 28, 2021 (the “10-K/A”). The 10-K/A provided for the restatement of the warrants as a liability for the affected period as described therein. As a result of the SEC’s Public Statement, the Company has changed their go-forward treatment of the Warrants. The results found in this Form 10-Q are consistent with this treatment.

In connection with above-mentioned restatement, we identified a material weakness in our internal control over financial reporting resulting from a lack of independent review of technical accounting matters. During the first quarter of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Form 10-K/A filed with the SEC on June 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On November 24, 2020, we consummated our Initial Public Offering of 20,000,000 units and issued an additional 3,000,000 units on December 9, 2020 pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ACQUISITION CORP.

Date: June 28, 2021		/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2021		/s/ Daniel Hirsch
	Name:	Daniel Hirsch
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)