Form 10-Q
period 2021-06-30
Cascade Acquisition Corp
filed 2021-08-13
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CASCADE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Part I. Financial Information

Item 1. Financial Statements

CASCADE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$793,427	$1,277,708
Prepaid expenses	257,198	285,823
Total current assets	1,050,625	1,563,531

Cash and marketable securities held in Trust Account	232,379,830	232,296,529
TOTAL ASSETS	$233,430,455	$233,860,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – accrued expenses	$973,416	$88,747
Warrant liability	19,799,170	26,815,120
Deferred underwriting fee payable	6,854,750	6,854,750
Total Liabilities	27,627,336	33,758,617

Commitments

Temporary Equity
Class A common stock, $0.0001 par value, subject to possible redemption, 19,880,604 and 19,317,263 shares at redemption value at June 30, 2021 and December 31, 2020, respectively.	200,803,116	195,101,440

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,119,396 and 3,682,737 shares issued and outstanding (excluding 19,880,604 and 19,317,263 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively.	312	368
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,126,115	12,827,735
Accumulated deficit	(2,126,999)	(7,828,675)
Total Stockholders’ Equity	5,000,003	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,430,455	$233,860,060

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Formation and operating costs	$1,066,874	$1,397,575
Loss from operations	(1,066,874)	(1,397,575)

Other income (loss):
Interest earned on marketable securities held in Trust Account	25,239	83,301
Unrealized loss on marketable securities held in Trust Account	(19,592)	—
Change in fair value of derivative liability	(2,053,870)	7,015,950
Other income (loss), net	(2,048,223)	7,099,251

Net (loss) income	$(3,115,097)	$5,701,676

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,187,820	19,754,946

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,562,180	8,995,054

Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.36)	$0.63

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	3,682,737	$368	5,750,000	$575	$12,827,735	$(7,828,675)	$5,000,003

Change in value of Class A common stock subject to redemption	(870,557)	(87)	—	—	(8,816,682)	—	(8,816,769)

Net income	—	—	—	—	—	8,816,773	8,816,773

Balance – March 31, 2021	2,812,180	281	5,750,000	575	4,011,053	988,098	5,000,007

Change in value of Class A common stock subject to redemption	307,216	31	—	—	3,115,062	—	3,115,093

Net loss	—	—	—	—	—	(3,115,097)	(3,115,097)

Balance – June 30, 2021	3,119,396	$312	5,750,000	$575	$7,126,115	$(2,126,999)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,701,676
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(83,301)
Change in fair value of warrant liability	(7,015,950)
Changes in operating assets and liabilities:
Prepaid expenses	28,625
Accrued expenses	884,669
Net cash used in operating activities	(484,281)

Net Change in Cash	(484,281)
Cash – Beginning	1,277,708
Cash – Ending	$793,427

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$5,701,676

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and unrealized gains and losses from the proceeds derived from the Initial Public Offering, along with income or loss from the change in fair value of the derivative liability.

The registration statement for the Company’s Initial Public Offering was declared effective on November 19, 2020. On November 24, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

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

On December 9, 2020, pursuant to the full exercise of the underwriters’ over-allotment option, the Company consummated the sale of an additional 3,000,000 Units, at $10.00 per Unit. Also on December 9, 2020, pursuant to a provision of the sponsor warrant purchase agreement, the Company consummated the sale of an additional 900,000 Private Placement Warrants, at $1.00 per Private Placement Warrant. Combined sales of Units and Private Placement Warrants generated total gross proceeds of $30,900,000. A total of $30,300,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $232,300,000.

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
JUNE 30, 2021
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

The Company will have until May 24, 2022 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 24, 2022, the Company may extend the period of time to consummate a Business Combination by an additional six months (until November 24, 2022) to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $2,300,000 ($0.10 per Public Share in either case), on or prior to the date of the deadline.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.10).

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $793,427 in its operating bank accounts, $232,379,830 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $146,608 (after adding back $69,399 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using the trust account).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 24, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 24, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of May 24, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on June 29, 2021. The December 31, 2020 condensed balance sheet data was derived from audited financial statements. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 19,880,604 and 19,317,263, respectively, shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Warrants and the Public Warrants (as described in Note 3) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 19,717,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share of common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable shares of common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable share’s proportionate interest.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share common stock (in dollars, except share amounts):

	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$25,239	$83,301
Unrealized gain on marketable securities held in Trust Account	(19,592)	—
Less: Interest income and unrealized gains (losses) available to pay taxes	(5,647)	(83,301)
Net income (loss) allocable to Class A common stock subject to redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,187,820	19,754,946
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common stock
Numerator: Net income (loss) minus Net Earnings allocable to common stock subject to redepmtion
Net Income (loss)	$(3,115,097)	$5,701,676
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net income (Loss)	$(3,115,097)	$5,701,676
Denominator: Weighted Average shares of Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-Redeemable common stock	8,562,180	8,995,054
Basic and diluted net income (loss) per share, Non-Redeemable common stock	$(0.36)	$0.63

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 24, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 shares of Class B common stock, which the Company cancelled, resulting in an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) issued and outstanding. The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on December 9, 2020, no Founder Shares are currently subject to forfeiture.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Promissory Note — Related Party

On August 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed a total of $172,046 under the Promissory Note, which was repaid on December 7, 2020. Through June 30, 2021, the Company hasn’t made any additional borrowings under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through the date of this filing, the Company has not made any borrowings under the Working Capital Loans.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, excluding the Units purchased by the parties described above, or $6,854,750 in the aggregate which is included in the accompanying condensed balance sheets. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Consulting agreement

On January 30, 2021, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months. Total expense, which is included in formation and operating cost on the accompanying condensed statements of operations, were $62,502 and $145,838 for the three and six months ended June 30, 2021. Effective August 13, 2021, we terminated the agreement and no further fees are due upon termination.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there was 3,119,396 and 3,682,737 shares, respectively, of Class A common stock issued and outstanding, excluding 19,880,604 and 19,317,263 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2021 and December 31, 2020, the Company had 11,500,000 Public Warrants and 8,217,000 Private Warrants outstanding.

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
JUNE 30, 2021
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

Redemption of Warrants When the Price per share of Class A Common stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Redemption of Warrants When the Price per share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$232,379,830	1	$232,296,529
Liabilities
Warrant Liability – Public Warrants	1	$11,500,000	3	$15,640,000
Warrant Liability – Private Warrants	2	$8,299,170	3	$11,175,120

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.

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

The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of the quoted price in an active market (the New York Stock Exchange) under the ticker CAS.WS. For the Private warrants, because of the provision in the Public and Private warrant agreements described in Note 8 regarding the Company’s ability to redeem the warrants when the trading price of the warrants equals or exceeds $10.00, the Company concluded the fair value of the Public and Private warrants to be equal. Therefore, subsequent measurements of the fair value of the Private warrants are also determined by using the quoted price in an active market under the ticker CAS. WS, which for the Private warrants is a Level 2 measurement.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$11,175,120	$15,640,000	$26,815,120
Change in valuation inputs or other assumptions	(3,779,820)	(5,290,000)	(9,069,820)
Fair value as of March 31, 2021	7,395,300	10,350,000	17,745,300
Change in valuation inputs or other assumptions	903,870	1,150,000	2,053,870
Fair value as of June 30, 2021	$8,299,170	$11,500,000	$19,799,170

Transfers in the amount of $15,640,000 from Level 3 to Level 1, and transfers in the amount of $11,175,120 from Level 3 to Level 2 of the fair value hierarchy occurred during the six months ended June 30, 2021. There were no transfers between fair value levels during the three months ended June 30, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity for the period from August 14, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering, which is described below, and the search for a target for its initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income and unrealized gains or losses on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination, along with income or loss from the change in fair value of the derivative liability.

For the three months ended June 30, 2021, we have a net loss of $3,115,097, which consists of operating and formation costs of $1,066,874 a non-cash change in fair value of derivative liability of $2,053,870, and an unrealized loss on marketable securities held in the Trust Account of $19,592, partially offset by interest income on marketable securities held in the Trust Account of $25,239.

For the six months ended June 30, 2021, we had net income of $5,701,676, which consisted of operating and formation costs of $1,397,575 offset by a non-cash change in fair value of derivative liability of $7,015,950 and interest income on marketable securities held in the Trust Account of $83,301.

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

For the six months ended June 30, 2021 cash used in operating activities was $484,281. Net income of $5,701,676 was affected by non-cash items including the change in fair value of warrant liability of $7,015,950, and interest earned on marketable securities held in the Trust Account of $83,301. Changes in operating assets and liabilities provided $913,294 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $232,379,830. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses). Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $793,427, and working capital of $146,608 (after adding back $69,399 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using the trust account). We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 24, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 24, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of May 24, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 30, 2021, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months. Effective August 13, 2021, we terminated the agreement. An aggregate of $135,419.70 was paid under the agreement, and no further fees are due upon termination.

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

Class A Common Stock Subject to Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Warrants and the Public Warrants (as described in Note 3) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

Net Income (Loss) Per Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 19,717,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per common share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share of common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable shares of common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable share’s proportionate interest.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective solely as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of June 30, 2021.

Material Weakness in Internal Control over Financial Reporting

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies(“SPACs”) (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on SPACs’ balance sheets as opposed to equity. Since their issuance on November 24, 2020, our warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheets and, based on our application of Financial Accounting Standards Board("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of November 19, 2020 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. As a result of these developments, the Company reviewed its treatment of the Warrants and filed an Amendment No. 1 to the Annual Report on Form 10-K filed on June 29, 2021 (the “10-K/A”). The 10-K/A provided for the restatement of the warrants as a liability for the affected period as described therein. As a result of the SEC’s Public Statement, the Company has changed their go-forward treatment of the Warrants. The results found in this Form 10-Q are consistent with this treatment.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Form 10-K/A filed with the SEC on June 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K/A.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASCADE ACQUISITION CORP.

Date: August 13, 2021		/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021		/s/ Daniel Hirsch
	Name:	Daniel Hirsch
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)