Form 10-Q
period 2021-09-30
Cascade Acquisition Corp
filed 2021-11-15
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CASCADE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 14, 2020 (Inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholder’s (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from August 14, 2020 (Inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 14, 2020 (Inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25

Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

i

Part I. Financial Information

Item 1. Financial Statements

CASCADE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Cash	$479,978	$1,277,708
Prepaid expenses	190,688	285,823
Total current assets	670,666	1,563,531

Marketable securities held in Trust Account	232,382,820	232,296,529
TOTAL ASSETS	$233,053,486	$233,860,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – accounts payable and accrued expenses	$896,244	$88,747
Warrant liabilities	12,635,390	26,815,120
Deferred underwriting fee payable	6,854,750	6,854,750
TOTAL LIABILITIES	20,386,384	33,758,617

Commitments and Contingencies

Temporary Equity
Class A common stock, $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value of $10.10 at September 30, 2021 and December 31, 2020	232,300,000	232,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized (excluding 23,000,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Accumulated deficit	(19,633,473)	(32,199,132)
Total Stockholders’ Deficit	(19,632,898)	(32,198,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$233,053,486	$233,860,060

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 14, 2020 (Inception) Through September 30, 2020
Formation and operating costs	$302,787	$1,700,362	$882
Loss from operations	(302,787)	(1,700,362)	(882)

Other income:
Interest earned on marketable securities held in Trust Account	2,990	86,291	—
Change in fair value of warrant liabilities	7,163,780	14,179,730	—
	7,166,770	14,266,021	—
Net income (loss)	$6,863,983	$12,565,659	$(882)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	23,000,000	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.24	$0.44	$—
Basic and diluted weighted average shares outstanding, Class B common stock (non-redeemable)	5,750,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B common stock (non-redeemable)	$0.24	0.44	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance — December 31, 2020 (restated – see Note 2)	5,750,000	$575	$(32,199,132)	$(32,198,557)

Net income	—	—	8,816,773	8,816,773

Balance – March 31, 2021 (restated – see Note 2)	5,750,000	$575	(23,382,359)	(23,381,784)

Net loss	—	—	(3,115,097)	(3,115,097)

Balance – June 30, 2021 (restated – see Note 2)	5,750,000	$575	$(26,497,456)	$(26,496,881)

Net income	—	—	6,863,983	6,863,983

Balance – September 30, 2021	5,750,000	$575	$(19,633,473)	$(19,632,898)

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — August 14, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(882)	(882)

Balance – September 30, 2020	5,750,000	$575	$24,425	$(882)	$24,118

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 14, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$12,565,659	$(882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(86,291)	—
Change in fair value of warrant liabilities	(14,179,730)	—
Changes in operating assets and liabilities:
Prepaid expenses	95,135	—
Accounts payable and accrued expenses	807,497	878
Net cash used in operating activities	(797,730)	(4)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	141,075
Repayment of convertible promissory note – related party	—	(141,075)
Net cash provided by financing activities	—	25,000

Net Change in Cash	(797,730)	24,996
Cash – Beginning	1,277,708	—
Cash – Ending	$479,978	$24,996

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$36,367

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains and losses from the marketable securities held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.

The registration statement for the Company’s Initial Public Offering was declared effective on November 19, 2020. On November 24, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,317,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Cascade Acquisition Holdings LLC (the “Sponsor”), generating gross proceeds of $7,317,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.10).

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $479,978 in its operating bank accounts, $232,382,820 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $121,480 (after adding back $104,098 in franchise tax payable as that liability, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using the Trust Account).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 24, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 24, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of May 24, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

Balance Sheet as of November 24, 2020 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$175,505,080	$26,494,920	$202,000,000
Class A common stock	$262	$(262)	$—
Additional paid-in capital	$5,491,701	$(5,491,701)	$—
Accumulated deficit	$(492,533)	$(21,002,957)	$(21,495,490)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(26,494,920)	$(21,494,915)
Class A common stock	2,623,259	(2,623,259)	--
Class A common stock subject to possible redemption	17,376,741	2,623,259	20,000,000

Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$195,101,440	$37,198,560	$232,300,000
Class A common stock	$368	$(368)	$—
Additional paid-in capital	$12,827,735	$(12,827,735)	$—
Accumulated deficit	$(7,828,675)	$(24,370,457)	$(32,199,132)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(37,198,560)	$(32,198,557)
Class A common stock	3,682,737	(3,682,737)	--
Class A common stock subject to possible redemption	19,317,263	3,682,737	23,000,000

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$203,918,209	$28,381,791	$232,300,000
Class A common stock	$281	$(281)	$—
Additional paid-in capital	$4,011,053	$(4,011,053)	$—
Accumulated deficit	$988,098	$(24,370,457)	$(23,382,359)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(28,381,791)	$(23,381,784)
Class A common stock	2,812,180	(2,812,180)	--
Class A common stock subject to possible redemption	20,187,820	2,812,180	23,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$200,803,116	$31,496,884	$232,300,000
Class A common stock	$312	$(312)	$—
Additional paid-in capital	$7,126,115	$(7,126,115)	$—
Accumulated deficit	$(2,126,999)	$(24,370,457)	$(26,497,456)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(31,496,884)	$(26,496,881)
Class A common stock	3,119,396	(3,119,396)	--
Class A common stock subject to possible redemption	19,880,604	3,119,396	23,000,000

Statement of Operations for the Period from August 14, 2020 (inception) to December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	18,957,421	(18,957,421)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,931,349	(5,931,349)	—
Basic and diluted net loss per share, Non-redeemable common stock	$(1.32)	$1.32	$—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	5,798,561	5,798,561
Basic and diluted net loss per share, Class A common stock subject to possible redemption	—	(0.72)	(0.72)
Basic and diluted weighted average shares outstanding, Class B common stock (non-redeemable)	—	5,126,923	5,126,923
Basic and diluted net loss per share, Class B common stock (non-redeemable)	—	(0.72)	(0.72)

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,317,263	(19,317,263)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,432,737	(9,432,737)	—
Basic and diluted net income per share, Non-redeemable common stock	$0.93	$(0.93)	$—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.31	$0.31
Basic and diluted weighted average shares outstanding, Class B common stock (non-redeemable)	—	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock (non-redeemable)	$—	$0.31	$0.31

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	20,187,820	(20,187,820)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,562,180	(8,562,180)	—
Basic and diluted net loss per share, Non-redeemable common stock	$(0.36)	$0.36	$—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	23,000,000	23,000,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, Class B common stock (non-redeemable)	—	5,750,000	5,750,000
Basic and diluted net loss per share, Class B common stock (non-redeemable)	$—	$(0.11)	$(0.11)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,754,946	(19,754,946)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,995,054	(8,995,054)	—
Basic and diluted net income per share, Non-redeemable common stock	$0.63	$(0.63)	$—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.20	$0.20
Basic and diluted weighted average shares outstanding, Class B common stock (non-redeemable)	—	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock (non-redeemable)	$—	$0.20	$0.20

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from August 14, 2020 (Inception) Through December 31, 2020 (audited)
Sale of 23,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$207,905,118	$(207,905,118)	$—
Class A common stock subject to possible redemption	$(195,101,440)	$195,101,440	$—
Accretion for Class A common stock subject to redemption amount	$—	$(24,394,882)	$(24,394,882)
Total stockholders’ equity (deficit)	$5,000,003	$(37,198,560)	$(32,198,557)

Statement of Changes in Stockholders’ Equity (Deficit) for the for the Three Months ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to redemption	$8,816,769	$(8,816,769)	$—
Total stockholders’ equity (deficit)	$5,000,007	$(28,381,791)	$(23,381,784)

Statement of Changes in Stockholders’ Equity (Deficit) for the for the Three Months ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to redemption	$(3,115,093)	$3,115,093	$—
Total stockholders’ equity (deficit)	$5,000,003	$(31,496,884)	$(26,496,881)

Statement of Cash Flows for the Period from August 14, 2020 (inception) to December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	$202,355,084	$(202,355,084)	$—
Change in value of Class A common stock subject to possible redemption	$(7,253,644)	$7,253,644	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$8,816,769	$(8,816,769)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$5,701,676	$(5,701,676)	$—

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on June 29, 2021. The December 31, 2020 condensed balance sheet data was derived from audited financial statements. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. At December 31, 2020, substantially all of the assets held in the Trust Account were in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, the 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,500,000)
Class A common stock issuance costs	(10,594,882)
Plus:
Accretion of carrying value to redemption value	24,394,882
Class A common stocks subject to possible redemption	$232,300,000

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Placement Warrants and the Public Warrants (as described in Note 4) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Financial Accounting Standards Board (“FASB”) ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 and for the period from August 14, 2020 (inception) through September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences related to the warrant liabilities.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,717,000 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 14, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$5,491,186	$1,372,797	$10,052,527	$2,513,132	$—	$(882)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per common share	$0.24	$0.24	$0.44	$0.44	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on December 9, 2020 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 6. RELATED PARTY TRANSACTIONS

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Promissory Note — Related Party

On August 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed a total of $172,046 under the Promissory Note, which was repaid on December 7, 2020. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through the date of this filing, the Company has not made any borrowings under the Working Capital Loans.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 7. COMMITMENTS

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

Consulting Agreement

On January 30, 2021, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. The Company agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months. Total expense, which is included in the accompanying condensed statements of operations, were $10,417 and $156,255 for the three and nine months ended September 30, 2021, respectively. Effective August 13, 2021, the Company terminated the agreement and no further fees were due upon termination.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,000,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

As of September 30, 2021 and December 31, 2020, the Company had 11,500,000 Public Warrants and 8,217,000 Private Placement Warrants outstanding.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

NOTE 10. FAIR VALUE MEASUREMENTS

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$232,382,820	1	$232,296,529
Liabilities
Warrant Liability – Public Warrants	1	$7,130,000	3	$15,640,000
Warrant Liability – Private Placement Warrants	2	$5,505,390	3	$11,175,120

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statements of operations.

The Public Warrants and Private Placement Warrants were valued as of November 24, 2020 and December 31, 2020 using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 90%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table presents the quantitative information regarding Level 3 fair value measurements at December 31, 2020:

Expected volatility	23.0%
Risk-free interest rate	0.52%
Expected term (years)	5.42
Fair value per share of Class A common stock	$10.45

The subsequent measurements of the Public Placement Warrants after the detachment of the Public Placement Warrants from the Units are classified as Level 1 due to the use of the quoted price in an active market (the New York Stock Exchange) under the ticker CAS.WS. For the Private Placement Warrants, because of the provision in the Public and Private Placement Warrant agreements described in Note 8 regarding the Company’s ability to redeem the warrants when the trading price of the warrants equals or exceeds $10.00, the Company concluded the fair value of the Public and Private Placement Warrants to be equal. Therefore, subsequent measurements of the fair value of the Private Placement Warrants are also determined by using the quoted price in an active market under the ticker CAS. WS, which for the Private Warrants is a Level 2 measurement.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$11,175,120	$15,640,000	$26,815,120
Transfers to Level 1	—	(15,640,000)	(15,640,00)
Transfers to Level 2	(11,175,120)	—	(11,175,120)
Fair value as of September 30, 2021	$—	$—	$—

Transfers in the amount of $15,640,000 from Level 3 to Level 1, and transfers in the amount of $11,175,120 from Level 3 to Level 2 of the fair value hierarchy occurred during the nine months ended September 30, 2021. There were no transfers between fair value levels during the three months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering, which is described below, and the search for a target for its initial Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination, at the earliest. We generated and will continue to generate non-operating income in the form of interest income and unrealized gains or losses on marketable securities held in the Trust Account. We incurred will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination, along with income or loss from changes in the fair value of the warrant liabilities.

For the three months ended September 30, 2021, we had net income of $6,863,983, which consists of the change in fair value of warrant liabilities of $7,163,780 and interest earned on marketable securities held in the Trust Account of $2,990, offset by operational costs of $302,787.

For the nine months ended September 30, 2021, we had net income of $12,565,659, which consisted of the change in fair value of warrant liabilities of $14,179,730 and interest earned on marketable securities held in the Trust Account of $86,291, offset by operational costs of $1,700,362.

For the period from August 14, 2020 (inception) through September 30, 2020, we had a net loss of $882, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $797,730. Net income of $12,565,659 was affected by the change in fair value of warrant liabilities of $14,179,730 and interest earned on marketable securities held in the Trust Account of $86,291. Changes in operating assets and liabilities provided $902,632 of cash for operating activities.

For the period from August 14, 2020 (inception) through September 30, 2020, cash used in operating activities was $4. Net loss of $882 was affected by the changes in operating assets and liabilities which provided $878 of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $232,382,820. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses). Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $479,978, and a working capital deficit of $121,480 (after adding back $104,098 in franchise tax payable as that liability, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using the Trust Account). We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 30, 2021, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months. Effective August 13, 2021, we terminated the agreement. An aggregate of $156,255 was paid under the agreement, and no further fees are due upon termination.

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

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Warrants and the Public Warrants (as described in Note 9) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Form 10-K/A filed with the SEC on June 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Except for the one set forth below, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, except for the risk set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K/A.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

CASCADE ACQUISITION CORP.

Date: November 15, 2021		/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Daniel Hirsch
	Name:	Daniel Hirsch
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)