Form 10-K/A
period 2020-12-31
Cascade Acquisition Corp
filed 2021-12-30
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 30, 2021 there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

EXPLANATORY NOTE

Cascade Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, as amended on June 29, 2021, or the Original Filing, to restate our financial statements as of December 31, 2020 and for the period from August 14, 2020 (inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021, as amended on June 29, 2021, (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

As a result, on November 13, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s management together with the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated to report all Class A redeemable shares as temporary equity and to correct the earnings per share calculation.

The Company has not amended its Current Report on Form 8-K filed on December 1, 2020 for the period affected by the restatement. The audited balance sheet as of November 24, 2021 included therein (the “Post-IPO Balance Sheet”) is superseded by the information in this Amendment, and therefore should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Item 7 – the Management Discussion & Analysis, Item 2 – Risk Factors, and Item 9A – Controls and Procedures have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events since the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

As described elsewhere in this Amendment, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A Controls and Procedures included in this Amendment.

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

For a complete list of risks relating to our business and operations, see the section titled “Risk Factors” contained in our final prospectus, dated November 19, 2020, filed with the SEC on the same day, and our quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Original Financial Statements. We are restating our historical financial results to report all Class A redeemable shares as temporary equity and to correct our earnings per share calculation. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of our initial public offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Hartford, CT

March 30, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1, as to which the date is June 28, 2021 and Note 2 - Amendment 2, as to which the date is December 30, 2021.

CASCADE ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current Assets
Cash	$1,277,708
Prepaid expenses	285,823
Total Current Assets	1,563,531

Cash and marketable securities held in Trust Account	232,296,529
TOTAL ASSETS	$233,860,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$88,747
Warrant liabilities	26,815,120
Deferred underwriting payable	6,854,750
Total Liabilities	33,758,617

Commitments

Temporary Equity
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.10	232,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(32,199,132)
Total Stockholders’ Deficit	(32,198,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$233,860,060

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$155,529
Loss from operations	(155,529)

Other expense:
Interest earned on marketable securities held in Trust Account	22,540
Unrealized loss on marketable securities held in Trust Account	(26,011)
Change in fair value of warrant liabilities	(7,098,120)
Transaction costs allocable to warrant liabilities	(571,555)
Other expense, net	(7,673,146)

Net loss	$(7,828,675)
Basic and diluted weighted average shares outstanding, Class A common stock	5,798,561
Basic and diluted net loss per share, Class A common stock	(0.72)

Basic and diluted weighted average shares outstanding, Class B common stock	5,126,923

Basic and diluted net loss per share, Class B common stock	$(0.72)

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – August 14, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Accretion for Class A common stock to redemption amount	—	—	(24,425)	(24,370,457)	(24,394,882)

Net loss	—	—	—	(7,828,675)	(7,828,675)
Balance – December 31, 2020	5,750,000	$575	$—	$(32,199,132)	$(32,198,557)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 (“Amendment 1”)

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

	As Previously Reported in Form 10-K	Adjustments	As Restated in Form 10-K Amendment 1
Balance sheet as of November 24, 2020
Warrant Liabilities	$—	$17,317,000	$17,317,000
Class A Common Stock Subject to Possible Redemption	192,822,080	(17,317,000)	175,505,080
Class A Common Stock	91	171	262
Additional Paid-in Capital	5,002,817	488,884	5,491,701
Accumulated Deficit	(3,478)	(489,055)	(492,533)

Balance sheet as of December 31, 2020
Warrant Liabilities	$—	$26,815,120	$26,815,120
Class A Common Stock Subject to Possible Redemption	221,916,560	(26,815,120)	195,101,440
Class A Common Stock	103	265	368
Additional Paid-in Capital	5,158,325	7,669,410	12,827,735
Accumulated Deficit	(159,000)	(7,669,675)	(7,828,675)

Statement of Operations for the Period from August 14, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	—	(7,098,120)	(7,098,120)
Transaction costs allocable to warrant liabilities	—	(571,555)	(571,555)
Net loss	(159,000)	(7,669,675)	(7,828,675)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,813,265	(1,855,844)	18,957,421
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,403,148	528,201	5,931,349
Basic and diluted net loss per share, Non-redeemable common stock	(0.03)	(1.29)	(1.32)

Statement of Changes in Stockholder’s Equity for the Period from August 14, 2020 (inception) to December 31, 2020
Sale of units in initial public offering, net of offering costs and warrant liability – Additional Paid-in Capital	218,831,263	(10,928,445)	207,902,818
Sale of private placement warrants to Sponsor in private placement – Additional Paid-in Capital	8,217,000	(8,217,000)	—
Class A common stock subject to possible redemption – Class A Common Stock	(2,197)	265	(1,932)
Class A common stock subject to possible redemption – Additional Paid-in Capital	(221,914,363)	26,814,855	(195,099,508)
Net Loss	(159,000)	(7,668,793)	(7,827,793)

Cash Flow Statement for the Period from August 14, 2020 (inception) to December 31, 2020
Net loss	$(159,000)	$(7,669,675)	$(7,828,675)
Transaction costs allocable to warrant liabilities	—	571,555	571,555
Change in fair value of warrant liabilities	—	7,098,120	7,098,120
Initial classification of Class A common stock subject to possible redemption	222,072,084	(19,717,000)	202,355,084
Change in value of Class A common stock subject to possible redemption	(155,524)	(7,098,120)	(7,253,644)

Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 (“Amendment 2”)

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock subject to possible redemption underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

	As Previously
	Restated in Form 10-KA Amendment 1	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Common stock subject to possible redemption	$195,101,440	$37,198,560	$232,300,000
Common stock	$368	$(368)	$—
Additional paid-in capital	$12,827,735	$(12,827,735)	$—
Accumulated deficit	$(7,828,675)	$(24,370,457)	$(32,199,132)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(37,198,560)	$(32,198,557)
Shares of Class A common stock subject to redemption	19,317,263	3,682,737	23,000,000
Shares of Class A common stock	3,682,737	(3,682,737)	—

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from August 14, 2020 (Inception) Through December 31, 2020 (Audited)
Sale of 23,000,000 Units, net of underwriting discounts, offering costs and warrant liability	207,905,118	(207,905,118)	—
Common stock subject to redemption	195,101,440	(195,101,440)	—
Accretion for Class A common stock to redemption amount	—	(24,394,882)	(24,394,882)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(37,198,560)	$(32,198,557)

Statement of Cash Flows for the period from August 14, 2020 (inception) through December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	202,355,084	202,355,084	—
Change in value of Class A common stock subject to possible redemption	(7,253,644)	7,253,644	—

	As Previously		As
	Restated	Adjustment	Restated
Statement of Operations for the Period from August 14, 2020 (Inception) Through December 31, 2020 (Audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption, Adjustment, Class A common stock	18,957,421	(13,158,860)	5,798,561
Basic and diluted net income per share, Class A common stock subject to possible redemption, Adjustment, Class A common stock	$—	$(0.72)	$(0.72)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Adjustment, Class B common stock	5,931,349	(804,426)	5,126,923
Basic and diluted net loss (income) per share, Non-redeemable common stock, Adjustment, Class B common stock	$(1.32)	$0.60	$(0.72)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available), accumulated deficit and Class A common stock.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

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

Net Loss per Common Share (Restated, see Note 2 - Amendment 1)

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

Net Loss per Common Stock (Restated, see Note 2 - Amendment 2)

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,717,000 shares of Class A common stock in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	For the Period from August 14,
	2020 (Inception) Through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(4,154,969)	$(3,673,706)
Denominator:
Basic and diluted weighted average shares outstanding	5,798,561	5,126,923
Basic and diluted net loss per common stock	$(0.72)	$(0.72)

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

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

NOTE 8 — STOCKHOLDERS’ EQUITY (Restated, see Note 2 – Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 23,000,000 shares of common stock subject to possible redemption, which are presented as temporary equity..

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

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and the changes made to the previously issued financial statements which are disclosed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

December 30, 2021	Cascade Acquisition Corp.

	By:	/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Levine	Chief Executive Officer and Chairman of the Board	December 30, 2021
Jay Levine	(Principal Executive Officer)

/s/ Daniel Hirsch	Chief Financial Officer and Chief Operating Officer	December 30, 2021
Daniel Hirsch	(Principal Financial and Accounting Officer)

/s/ Gene Weil	Director	December 30, 2021
Gene Weil

/s/ Clayton Deutsch	Director	December 30, 2021
Clayton Deutsch

/s/ Julia Gouw	Director	December 30, 2021
Julia Gouw

/s/ Roy Guthrie	Director	December 30, 2021
Roy Guthrie

/s/ Kevin Ryan	Director	December 30, 2021
Kevin Ryan