Form 10-K
period 2021-12-31
Cascade Acquisition Corp
filed 2022-03-29
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on the New York Stock Exchange, was $224,276,000.

As of March 28, 2022, there were 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the company;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 24, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“NYSE” are to the New York Stock Exchange;

●	“over-allotment units” are to the units sold to the underwriters pursuant to their full exercise of the over-allotment option on December 9, 2020;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor or one or more of its affiliates in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans and extension loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public stockholders” will only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering, to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on October 7, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Cascade Acquisition Holdings LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $232,300,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering and the underwriters’ exercise of the over-allotment option.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“Waterfall” are to Waterfall Asset Management, LLC, the manager of WSMF I Cascade Acquisition Holdings, LLC. WSMF I Cascade Acquisition Holdings, LLC is a majority owner of our sponsor; and

●	“we,” “us,” “Company” or “our Company” are to Cascade Acquisition Corp.

PART I

Item 1. Business.

We are a blank check company, incorporated in Delaware for the purpose of effecting initial business combination.

Initial Public Offering

On November 24, 2020, we consummated our initial public offering of 20,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jay Levine, our Chief Executive Officer and Chairman, and Daniel Hirsch, our Chief Operating Officer and Chief Financial Officer. We must complete our initial business combination by May 24, 2022, (or by November 24, 2022, if we extend the period of time to consummate a business combination). If our initial business combination is not consummated by May 24, 2022, (or by November 24, 2022, if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

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

Sourcing Philosophy and Approach

We seek to combine our proactive sourcing with a high conviction, thematic investment strategy leading to manufactured, proprietary transactions outside of competitive bidding processes. We leverage our team’s multi-decade network of potential transaction sources, ranging from owners and directors of private and public companies to private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors. We also benefit from our relationship with Waterfall, which has over 50 investment professionals throughout the United States and the United Kingdom, and the experience, scale, and relationships that we believe has the potential to provide a robust and consistent flow of acquisition opportunities. We communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing actionable opportunities.

Due Diligence

Our management team and sponsor affiliates have extensive experience in performing disciplined due diligence processes that measure risk while identifying the catalysts for increased value. Through our diligence process we intend to identify several value enhancing initiatives and develop a methodic strategic plan to install processes to implement and optimize those initiatives post business combination. We believe COVID-19 has created an attractive climate to evaluate management teams, business models, durability of earnings and market sector winners and losers during a high stress, shifting market environment. Our experience along with our well-established network of key industry partners with specialized knowledge (accounting, legal, regulatory, technology, etc.) allows for an efficient and effective due diligence process.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 24, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of $225,911,672, as of December 31, 2021, after the payment of the deferred underwriting fees of $6,854,750, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We will have until May 24, 2022, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 24, 2022 (or by November 24, 2022 if we extend the period of time to consummate a business combination), we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the deadline, must deposit into the trust account $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) on or prior to the date of the deadline. Any such payment would be made in the form of non-interest-bearing loans. If we complete our initial business combination, we will, at the lender’s option, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

In addition, target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses have been and may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. In January 2021, we engaged Bulhon Advisors, LLC to provide consulting services to us in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that are in the financial services industry. In consideration of the services provided by Bulhon Advisors, LLC, we paid $41,668 on signing the engagement agreement and are paying monthly compensation of $20,834. On August 13, 2021, we terminated such agreement with Bulhon Advisors, LLC. We will engage additional finders only to the extent our management determines that the use of such other finders may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Other than certain limited advisory fees to independent directors, none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation will provide that we will have only until May 24, 2022 (or until November 24, 2022, if we extend the period of time to consummate a business combination) to complete an initial business combination. If we have not completed an initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022, if we extend the period of time to consummate a business combination).

Our sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022, if we extend the period of time to consummate a business combination). However, if our sponsor, director or members of our management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business by May 24, 2022 (or until November 24, 2022, if we extend the period of time to consummate a business combination).

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 24, 2022 (or by November 24, 2022, if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering or prior to the expiration of the six-month extension period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by May 24, 2022 (or by November 24, 2022, if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible by May 24, 2022, (or by November 24, 2022, if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by May 24, 2022 (or until November 24, 2022, if we extend the period of time to consummate a business combination), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 24, 2022, (or until November 24, 2022, if we extend the period of time to consummate a business combination) or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by May 24, 2022 (or until November 24, 2022, if we extend the period of time to consummate a business combination), with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have registered our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least May 24, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 24, 2022 (or by November 24, 2022, if we extend the period of time to consummate a business combination);

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For a complete list of risks relating to our business and operations, see the section titled “Risk Factors” contained in our final prospectus, dated November 19, 2020, filed with the SEC on the same day, our quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021, and Amendment No. 2 to our Annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on December 30, 2021.

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

(b) Holders

On March 28, 2022, there was one (1) holder of record of our units, one (1) holder of record of our shares of Class A common stock and three (3) holders of record of our warrants.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Cascade Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 14, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity through December 31, 2021 relates to our formation and the initial public offering, which is described below, and the search for a target for its initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We generated and will continue to generate non-operating income in the form of interest income and unrealized gains or losses on marketable securities held in the trust account. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination, along with income or loss from changes in the fair value of the warrant liabilities.

For the year ended December 31, 2021, we had net income of $15,040,564, which consisted of the change in fair value of warrant liabilities of $16,956,620 and interest earned on marketable securities held in the trust account of $90,847, offset by operational costs of $2,006,903.

For the period from August 14, 2020 (inception) through December 31, 2020, we had a net loss of $7,828,675, which consisted of formation and operating costs of $155,529, a non-cash change in fair value of warrant liabilities of $7,098,120, transaction costs allocable to warrant liabilities of $571,555 and an unrealized loss on marketable securities held in our trust account of $26,011, offset by interest income on marketable securities held in the trust account of $22,540.

Liquidity and Capital Resources

On November 24, 2020, we consummated the initial public offering of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 7,317,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $7,317,000.

On December 9, 2020, in connection with the underwriters’ election to fully exercise of their over-allotment option, we consummated the sale of an additional 3,000,000 units and the sale of an additional 900,000 private placement warrants, generating total gross proceeds of $30,900,000.

Following the initial public offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the private placement warrants, a total of $232,300,000 was placed in the trust account. We incurred $11,166,437 in transaction costs, including $3,917,000 of underwriting fees, $6,854,750 of deferred underwriting fees and $394,687 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $898,662. Net income of $15,040,564 was affected by the change in fair value of warrant liabilities of $16,956,620 and interest earned on marketable securities held in the trust account of $90,847. Changes in operating assets and liabilities provided $1,108,241 of cash for operating activities.

For the period from August 14, 2020 (inception) through December 31, 2020, cash used in operating activities was $352,605. Net loss of $7,828,675 was affected by a non-cash charge for the change in fair value of warrant liabilities of $7,098,120, transaction costs allocable to warrant liabilities of $571,555, interest earned on marketable securities held in the trust account of $22,540, an unrealized loss on marketable securities held in our trust account of $26,011 and changes in operating assets and liabilities, which used $197,076 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the trust account of $232,387,376. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses). Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $379,046, and a working capital deficit of $444,743 (after adding back $87,376 in franchise tax payable as that liability, which is included in accounts payable and accrued expenses in the accompanying balance sheet, is allowed to be settled using interest accrued on funds in the trust account). We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of an initial business combination, without interest.

We may extend the period of time to consummate an initial business combination by an additional six months (until November 24, 2022 to complete an initial business combination). In order to extend the time available for us to consummate an initial business combination, our sponsor or its affiliates or designees must deposit into the trust account $2,300,000 ($0.10 per public share), on or prior to the date of the deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of an initial business combination, or, at the relevant insider’s discretion, converted upon consummation of an initial business combination into additional private placement warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete an initial business combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we has until May 24, 2022 to consummate the proposed initial business combination. It is uncertain that we will be able to consummate the proposed initial business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. Additionally, we may not have sufficient liquidity to fund the working capital needs of our company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2022. We intend to complete the proposed initial business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by May 24, 2022. In addition, we may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of May 24, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per unit, excluding units purchased by the parties described above, or $6,854,750 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the trust account and released to the underwriters only upon the completion of an initial business combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination. Up to 50% of the deferred underwriting commissions may be paid at the sole discretion of its management team to the underwriters in the allocations determined by its management team and/or to third parties not participating in the initial public offering (but who are members of the Financial Industry Regulatory Authority) that assist us in consummating our initial business combination.

On January 30, 2021, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months. On August 13, 2021, we terminated such agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants and the public warrants (as described in Note 8) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jay Levine	60	Chairman, Chief Executive Officer and Director
Daniel Hirsch	48	Chief Operating Officer and Chief Financial Officer
Gene Weil	63	Director
Clayton Deutsch	66	Director
Julia Gouw	62	Director
Roy Guthrie	68	Director
Kevin Ryan	51	Director

The experience of our directors and executive officers is as follows:

Jay Levine has served as our Chairman and Chief Executive Officer since inception. Mr. Levine’s distinguished operating track record and leadership experience within public and private financial services markets spans over 30 years. Mr. Levine has served as Chairman of the Board of OneMain Financial (NYSE: “OMF”, f.k.a. “Springleaf”), a provider of personal loans and other financial services to consumers from 2018 until December 31, 2020. He previously served as President, CEO and Director of OneMain from 2011 until 2018. Prior to OneMain, Mr. Levine served as President, CEO and a Director of Capmark Financial Group (“Capmark”), a commercial real estate finance company, as part of its corporate restructuring from 2008 until 2011. From 2000 until 2008, Mr. Levine served as President, CEO and a member of the Board of Directors of Royal Bank of Scotland (“RBS”) Global Banking & Markets in North America, as well as CEO of its predecessor entity, RBS Greenwich Capital. Additionally, from November 2019 through August 2020, Mr. Levine served on the Board of Directors of FinServ Acquisition Corp. (NASDAQ: FSRV), a SPAC focused on the financial services industry. Mr. Levine earned a bachelor’s degree from the University of California Davis. Mr. Levine is well qualified to serve on our board of directors due to his broad deal sourcing network, long-term operating expertise, M&A diligence and integration prowess and deep industry domain knowledge of the broader financial services ecosystem, which qualifications we intend to leverage in our efforts to identify, evaluate, acquire and transform a potential acquisition target.

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

Roy Guthrie has served as a member of our board since November 2020. Mr. Guthrie has served as a director and chairman of the audit committee of OneMain Financial (NYSE: OMF) since December 2012, as a director and chairman of the audit and risk committee of Mr Cooper Group, Inc. (NASDAQ: COOP, formerly Nationstar Holdings, Inc.), a residential mortgage loan originator and servicer, since February 2012, and as a director and chairman of the risk committee of Synchrony Financial (NYSE: SYF) (a private label credit card issuer) since July 2014. Mr. Guthrie served as Executive Vice President and Chief Financial Officer of Discover Financial Services (NYSE: DFS) from 2005 through April 2011. He retired from Discover in January 2012. Mr. Guthrie also served as a director of Discover Bank, a subsidiary of Discover, from 2006 through the end of 2011. Prior to joining Discover, Mr. Guthrie was President and Chief Executive Officer of CitiFinancial International, Ltd., a consumer finance business of Citigroup Inc. (“Citigroup”) (NYSE: C), from 2000 to 2004. In addition, Mr. Guthrie served on Citigroup’s management committee during this period of time. Mr. Guthrie also served as the President and Chief Executive Officer of CitiCapital from 2000 to 2001. From 1996 to 2000, Mr. Guthrie served as Chief Financial Officer of Associates First Capital Corporation (NYSE: AFS), a commercial and consumer lending and insurance provider which was acquired by CitiGroup in 2000, and served as a member of its board of directors from 1998 to 2000. Prior to that, Mr. Guthrie served in various positions at Associates First Capital Corporation, including Corporate Controller from 1989 to 1996, having joined the company in 1978. Mr. Guthrie has previously served on the boards of multiple companies, including as a director and chairman of Lifelock,Inc. (an identity theft protection company) from October 2012 until February 2017, a director of Student Loan Corporation from December 2010 until January 2012, a director of Enova International, Inc. from January 2012 until July 2012, a director of Bluestem Brands, Inc. from November 2010 until September 2014, a director of Dell Bank International from September 2012 until September 2014, a director and chairman of Renovate America Inc. from May 2017 until March 2018, and a director of Garrison Capital LLC from June 2011 until August 2015. Mr. Guthrie received a bachelor’s degree in economics from Hanover College in 1976 and a MBA from Drake University in 1978. Mr. Guthrie is well qualified to serve on our board of directors due to his operational experience across a variety of financial service businesses and extensive public company board service.

Kevin Ryan has served as a member of our board since November 2020. Mr. Ryan has advised on a wide variety of merger and acquisitions and capital raising transactions during his 23-year tenure in financial services. In October 2020, Mr. Ryan joined Better.com, an online real estate lender, as Chief Financial Officer and is currently acting as President and Chief Financial Officer of Better.com. Prior to Better.com, Mr. Ryan worked for over 20 years at Morgan Stanley, where he served in various capacities, most recently as Managing Director, Head of Banks and Diversified Finance, from 2015 to October 2020, and as head of FIG Solutions and Co-Head of FIG Capital Markets from 2011 to 2015. Prior to joining Morgan Stanley, Mr. Ryan’s experience in the financial industry includes work in structured finance at Lehman Brothers in 1999 and as a capital markets attorney at Cadwalader, Wickersham & Taft from 1996 to 1999. Mr. Ryan is involved civically, including having served as Chairman of the Board of Directors of the New York Center for Children. Mr. Ryan has a bachelor’s degree from Rutgers University and a juris doctor degree from the University of Virginia. Mr. Ryan is well qualified to serve on our board of directors due to his extensive capital markets and financial services advisory experience.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Deutsch and Ryan and Ms. Gouw serve as members of our audit committee. Our board of directors has determined that each of Messrs. Deutsch and Ryan and Ms. Gouw are independent under the NYSE listing standards and applicable SEC rules. Ms. Gouw serves as the chairwoman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Gouw qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, the Statement of Changes in Beneficial Ownership on Form 4 for certain directors, officers and initial shareholders of our company.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 28, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Cascade Acquisition Holdings LLC (our sponsor) (2)	—	—	5,750,000	100%	20.0%
Jay Levine (3)	250,000	1.1%	5,750,000	100%	20.9%
Gene Weil (2)	50,000	*	5,750,000	100%	20.2%
Daniel Hirsch (3)	—	—	—	—	—
Clayton Deutsch (3)	—	—	—	—	—
Julia Gouw (3)	—	—	—	—	—
Roy Guthrie (3)	—	—	—	—	—
Kevin Ryan (3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	300,000	1.3%	5,750,000	100%	21.0%

Other 5% Stockholders
Kenneth Griffin (4)	1,265,101	5.5%	—	—	4.4%
Polar Asset Management Partners Inc. (5)	1,200,000	5.22%	—	—	4.2%
Siu Min Wong (6)	1,161,815	5.1%	—	—	4.0%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cascade Acquisition Corp., 1900 Sunset Harbour Dr., Suite 2102, Miami Beach, FL 33139.

(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by two managers, Messrs. Levine and Weil. Accordingly, Messrs. Levine and Weil share voting and dispositive power over the founder shares held by our sponsor and may be deemed to beneficially own the founder shares. Mr. Weil is one of our directors and is a principal of Waterfall’s private equity fund, which is a majority owner of our sponsor.

(3)	Does not include certain shares indirectly owned by this individual as a result of his direct or indirect membership interest in our sponsor.

(4)	According to a Schedule 13G filed with the SEC on December 7, 2020, as amended on February 14, 2022, Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, have voting and dispositive power over the 1,265,101 shares reported. Citadel Advisors is the portfolio manager for CM and CEFL. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address for all reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5)	According to a Schedule 13G filed on February 8, 2021, Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund, acquired 1,200,000 shares of Class A Common Stock. The business address for the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)	According to a Schedule 13G filed on March 1, 2022, Linden Advisors LP (“Linden Advisors”) and Mr. Wong have voting and dispositive power over the 1,161,815 shares of Class A common stock reported. Linden GP LLC (“Linden GP”) is the general partner of Linden Capital L.P. (“Linden Capital”) and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for Linden Capital and one or more separately managed accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 24, 2020, we issued an aggregate of 7,187,500 founder shares to the sponsor for an aggregate purchase price of $25,000 in cash. In October 2020, our sponsor returned us, at no cost, an aggregate of 1,437,500 founder shares, which we cancelled, resulting in an aggregate of 5,750,000 founder shares issued and outstanding.

On August 14, 2020, we issued an unsecured promissory note to our sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of (i) March 31, 2021, or (i) the consummation of the initial public offering. The note was repaid in full in connection with the closing of our initial public offering, and as of December 31, 2020, no amounts were outstanding.

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

We may extend the period of time to consummate a business combination by an additional six months (until November 24, 2022, to complete a business combination). In order to extend the time available for us to consummate a business combination, our sponsor or its affiliates or designees must deposit into the trust account $2,300,000 ($0.10 per Public Share in either case), on or prior to the date of the deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a business combination, or, at the relevant insider’s discretion, converted upon consummation of a business combination into additional private placement warrants at a price of $1.00 per private placement warrant. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete a business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020 totaled $118,366 and $42,745, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020.

All Other Fees. We paid Marcum an amount of $7,725 for the preparation of the 2020 corporate tax return for the year ended December 31, 2021. We did not pay Marcum for other services for the period from August 14, 2020 (inception) through December 31, 2020.

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

Item 15. Exhibit and Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cascade Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cascade Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Hartford, CT

March 28, 2022

CASCADE ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Cash	$379,046	$1,277,708
Prepaid expenses	130,667	285,823
Total current assets	509,713	1,563,531

Marketable securities held in Trust Account	232,387,376	232,296,529
TOTAL ASSETS	$232,897,089	$233,860,060

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – accounts payable and accrued expenses	$1,041,832	$88,747
Warrant liabilities	9,858,500	26,815,120
Deferred underwriting fee payable	6,854,750	6,854,750
TOTAL LIABILITIES	17,755,082	33,758,617

Commitments and Contingencies

Temporary Equity
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.10	232,300,000	232,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Accumulated deficit	(17,158,568)	(32,199,132)
Total Stockholders’ Deficit	(17,157,993)	(32,198,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,897,089	$233,860,060

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from August 14, 2020 (Inception) Through December 31, 2020

Formation and operating costs	$2,006,903	$155,529
Loss from operations	(2,006,903)	(155,529)

Other income (loss):
Interest earned on marketable securities held in Trust Account	90,847	22,540
Unrealized loss on marketable securities held in Trust Account	—	(26,011)
Change in fair value of warrant liabilities	16,956,620	(7,098,120)
Transaction costs allocable to warrant liabilities	—	(571,555)
Total other income (loss), net	17,047,467	(7,673,146)

Net income (loss)	$15,040,564	$(7,828,675)

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	5,798,561
Basic and diluted net income (loss) per share, Class A common stock	$0.52	$(0.72)
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,126,923
Basic and diluted net income (loss) per share, Class B common stock	0.52	$(0.72)

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – August 14, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Accretion for Class A common stock to redemption amount	—	—	(24,425)	(24,370,457)	(24,394,882)

Net loss	—	—	—	(7,828,675)	(7,828,675)
Balance – December 31, 2020	5,750,000	$575	$—	$(32,199,132)	$(32,198,557)

Net income	—	—	—	15,040,564	15,040,564
Balance – December 31, 2021	5,750,000	$575	$—	$(17,158,568)	$(17,157,993)

The accompanying notes are an integral part of the financial statements.

CASCADE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 14, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$15,040,564	$(7,828,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(90,847)	(22,540)
Unrealized loss on marketable securities held in Trust Account	—	26,011
Change in fair value of warrant liabilities	(16,956,620)	7,098,120
Transaction costs allocable to warrant liabilities	—	571,555
Changes in operating assets and liabilities:
Prepaid expenses	155,156	(285,823)
Accounts payable and accrued expenses	953,085	88,747
Net cash used in operating activities	(898,662)	(352,605)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(232,300,000)
Net cash used in investing activities	—	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from initial public offering, net of underwriting fees paid	—	226,083,000
Proceeds received from Private Placement Warrants	—	8,217,000
Proceeds received from promissory note – related party	—	172,046
Repayment of promissory note – related party	—	(172,046)
Payment of offering costs	—	(394,687)
Net cash provided by financing activities	—	233,930,313

Net Change in Cash	(898,662)	1,277,708
Cash – Beginning	1,277,708	—
Cash – Ending	$379,046	$1,277,708

Non-cash investing and financing activities:
Initial classification of warrant liabilities	$—	$19,717,000
Deferred underwriting fee payable	$—	$6,854,750

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 14, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $379,046 in its operating bank accounts, $232,387,376 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $444,743 (after adding back $87,376 in franchise tax payable as that liability, which is included in accounts payable and accrued expenses in the accompanying December 31, 2021 balance sheet, is allowed to be settled using the Trust Account).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 24, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 24, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of May 24, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in marketable securities, which are primarily in money market funds which invest in U.S. Treasury securities. At December 31, 2020, substantially all of the assets held in the Trust Account were in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock are included in Accretion for Class A common stock subject to redemption amount upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value, which approximates fair value, at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

At December 31, 2021 and 2020, Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(11,500,000)
Class A common stock issuance costs	$(10,594,882)
Plus:
Accretion of carrying value to redemption value	$24,394,882
Class A common stock subject to possible redemption	$232,300,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants (as described in Note 3) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants because the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,717,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Year Ended December 31, 2021		For the Period from August 14, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$12,032,451	$3,008,113	$(4,154,969)	$(3,673,706)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	5,798,561	5,126,923

Basic and diluted net income (loss) per common share	$0.52	$0.52	$(0.72)	$(0.72)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one Class A common share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

Promissory Note — Related Party

On August 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (i) the consummation of the Initial Public Offering. There was $172,046 outstanding under the Promissory Note, which was repaid on December 7, 2020. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through the date of this filing, the Company has not made any borrowings under the Working Capital Loans.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement

On January 30, 2021, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with consulting services in connection with our search for a potential merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. The Company agreed to pay the service provider an initial fee of $41,668 and $20,834 per month thereafter up to a period of 16 months. For the year ended December 31, 2021, $156,255 was incurred pursuant to this consulting agreement. Effective August 13, 2021, the Company terminated the agreement and no further fees were due upon termination.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANTS

As of December 31, 2021 and 2020, the Company had 11,500,000 Public Warrants and 8,217,000 Private Placement Warrants outstanding.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$46,204	$19,399
Startup and organizational costs	450,055	20,012
Unrealized loss on marketable securities	54	880
Total deferred tax assets	496,313	40,291
Valuation allowance	(496,313)	(40,291)
Deferred tax assets, net of allowance	$—	$—

For the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020 the income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(402,372)	(33,390)

State and Local
Current	—	—
Deferred	(53,650)	(6,901)

Change in valuation allowance	456,022	40,291

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $189,177 and $76,553 of U.S. federal and state net operating loss carryovers available to offset future taxable income and can be carried forward indefinitely, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period August 14, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $456,022 and $40,291, respectively.

For the year ended December 31, 2021 and for the period from August 14, 2020 (inception) through December 31, 2020 a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	2.8	4.3
Transaction costs allocable to warrant liabilities	0.0	(1.8)
Change in fair value of warrants	(26.8)	(23.0)
Valuation allowance	3.0	(0.5)
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$232,387,376	1	$232,296,529
Liabilities
Warrant Liability – Public Warrants	1	$5,750,000	3	$15,640,000
Warrant Liability – Private Placement Warrants	2	$4,108,500	3	$11,175,120

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 14, 2020 (inception)	$—	$—	$—
Initial measurement on November 24, 2020 (inclusive of over-allotment)	8,217,000	11,500,000	19,717,000
Change in valuation inputs and other assumptions	2,958,120	4,140,000	7,098,120
Fair value as of December 31, 2020	$11,175,120	$15,640,000	$26,815,120
Transfers to Level 1	—	(15,640,000)	(15,640,00)
Transfers to Level 2	(11,175,120)	—	(11,175,120)
Fair value as of December 31, 2021	$—	$—	$—

Transfers in the amount of $15,640,000 from Level 3 to Level 1, and transfers in the amount of $11,175,120 from Level 3 to Level 2 of the fair value hierarchy occurred after the detachment of the Public Warrants from the Units during the year ended December 31, 2021. There were no transfers between fair value levels during the period from August 14, 2020 (inception) through December 31, 2020.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 19, 2020, by and among the Company and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC. (4)
3.1	Amended and Restated Certificate of Incorporation. (4)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)
4.5	Description of Registered Securities (5)
10.1	Promissory Note, dated August 14, 2020, issued to Cascade Acquisition Holdings LLC (1)
10.2	Letter Agreement, dated November 19, 2020, by and among the Company and the Sponsor. (4)
10.3	Letter Agreement, dated November 19, 2020, by and among the Company and its officers and directors. (4)
10.4	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.5	Registration and Stockholder Rights Agreement, dat202010ed November 19, 2020, by and among the Company, the Sponsor. (4)
10.6	Private Placement Warrant Purchase Agreement, dated November 19, 2020, by and between the Company and the Sponsor. (4)
10.7	Independent Contractor Agreement, dated January 30, 2021, by and between the Company and Bulhon Advisors, LLC (5)
14.1	Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Form of Audit Committee Charter. (2)
99.2	Form of Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 20, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 16, 2020.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 25, 2020.
(5)	Incorporated by reference to the Company’s Form 10-K/A, filed with the SEC on December 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	Cascade Acquisition Corp.

	By:	/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay Levine	Chief Executive Officer and Chairman of the Board	March 28, 2022
Jay Levine	(Principal Executive Officer)

/s/ Daniel Hirsch	Chief Financial Officer and Chief Operating Officer	March 28, 2022
Daniel Hirsch	(Principal Financial and Accounting Officer)

/s/ Gene Weil	Director	March 28, 2022
Gene Weil

/s/ Clayton Deutsch	Director	March 28, 2022
Clayton Deutsch

/s/ Julia Gouw	Director	March 28, 2022
Julia Gouw

/s/ Roy Guthrie	Director	March 28, 2022
Roy Guthrie

/s/ Kevin Ryan	Director	March 28, 2022
Kevin Ryan