Form 10-Q
period 2022-03-31
Cascade Acquisition Corp
filed 2022-05-23
CIK 1822309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CASCADE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

Part I. Financial Information

Item 1. Financial Statements

CASCADE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$161,294	$379,046
Prepaid expenses	99,500	130,667
Total current assets	260,794	509,713

Marketable securities held in Trust Account	232,393,324	232,387,376
TOTAL ASSETS	$232,654,118	$232,897,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – accounts payable and accrued expenses	$1,389,934	$1,041,832
Warrant liabilities	3,549,060	9,858,500
Deferred underwriting fee payable	6,854,750	6,854,750
TOTAL LIABILITIES	11,793,744	17,755,082

Commitments and Contingencies

Temporary Equity
Class A common stock, $0.0001 par value, subject to possible redemption, 23,000,000 shares at redemption value of $10.10	232,300,000	232,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Accumulated deficit	(11,440,201)	(17,158,568)
Total Stockholders’ Deficit	(11,439,626)	(17,157,993)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,654,118	$232,897,089

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$684,021	$330,701
Loss from operations	(684,021)	(330,701)

Other income:
Interest earned on marketable securities held in Trust Account	80,637	58,062
Unrealized gain on marketable securities held in Trust Account	12,311	19,592
Change in fair value of warrant liabilities	6,309,440	9,069,820
Total other income	6,402,388	9,147,474

Net income	$5,718,367	$8,816,773

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$0.20	$0.31
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.20	0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$(17,158,568)	$(17,157,993)

Net income	—	—	5,718,367	5,718,367

Balance – March 31, 2022	5,750,000	$575	$(11,440,201)	(11,439,626)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance — December 31, 2020	5,750,000	$575	$(32,199,132)	$(32,198,557)

Net income	—	—	8,816,773	8,816,773

Balance – March 31, 2021	5,750,000	$575	$(23,382,359)	(23,381,784)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$5,718,367	$8,816,773
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(80,637)	(58,062)
Unrealized gain on marketable securities held in Trust Account	(12,311)	(19,592)
Change in fair value of warrant liabilities	(6,309,440)	(9,069,820)
Changes in operating assets and liabilities:
Prepaid expenses	31,167	43,785
Accounts payable and accrued expenses	348,102	117,286
Net cash used in operating activities	(304,752)	(169,630)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	87,000	—
Net cash provided by financing activities	87,000	—

Net Change in Cash	(217,752)	(169,630)
Cash – Beginning	379,046	1,277,708
Cash – Ending	$161,294	$1,108,078

The accompanying notes are an integral part of the unaudited condensed financial statements.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 14, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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
MARCH 31, 2022
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

The Company will have until May 24, 2022 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 24, 2022, the Company may extend the period of time to consummate a Business Combination by an additional six months (until November 24, 2022 to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $2,300,000 ($0.10 per Public Share), on or prior to the date of the deadline. As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10.

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
MARCH 31, 2022
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

As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10.

Liquidity and Going Concern

As of March 31, 2022, the Company had $161,294 in its operating bank accounts, $232,393,324 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,079,140 (after adding back $50,000 in franchise tax payable as that liability, which is included in accounts payable and accrued expenses in the accompanying March 31, 2022 condensed balance sheet, is allowed to be settled using the Trust Account).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 24, 2022 to consummate the proposed Business Combination. A Business Combination will not be consummated by May 24, 2022, so there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of May 24, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2021 filed with the SEC on March 29, 2022. The December 31, 2021 condensed balance sheet data was derived from audited financial statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in marketable securities, which are primarily in money market funds which invest in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,500,000)
Class A common stock issuance costs	(10,594,882)
Plus:
Accretion of carrying value to redemption value	24,394,882
Class A common stocks subject to possible redemption	$232,300,000

There were no changes to the above during the three months ended March 31, 2022.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences related to the warrant liabilities.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants because the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,717,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,574,694	$1,143,673	$7,053,418	$1,763,355
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.20	$0.20	$0.31	$0.31

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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
MARCH 31, 2022
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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,317,000 Private Placement Warrants at a price of $1.00 per private Placement Warrant, for an aggregate purchase price of $7,317,000 in a private placement. On December 9, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 900,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $900,000. Each Private Placement Warrant is exercisable for one Class A common share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. The Company does not anticipate to complete a Business Combination within the Combination Period, so the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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
MARCH 31, 2022
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through the date of this filing, the Company has not made any borrowings under the Working Capital Loans.

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
MARCH 31, 2022
(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 8,217,000 Private Placement Warrants outstanding.

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

If the Company calls the Public Warrants for redemption, management will have the option to require any holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. The Company does not expect to complete a Business Combination within the Combination Period and the Company plans to liquidates the funds held in the Trust Account, and therefore the holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

CASCADE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$232,393,324	$232,387,376
Liabilities
Warrant Liabilities – Public Warrants	1	$2,070,000	$5,750,000
Warrant Liabilities – Private Placement Warrants	2	$1,479,060	$4,108,500

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

On May 18, 2022, the Company issued a press release announcing that the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all of its Public Shares.

Due to the Company’s inability to consummate an initial business combination within the time period required by its amended and restated certificate of incorporation, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10. As of the close of business on May 24, 2022, the Public Shares represent only the right to receive the redemption amount.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the shares of Class A common stock underlying the units issued during the Initial Public Offering (the “Unit”) can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 14, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all of the shares of outstanding common stock that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $10.10.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity through March 31, 2022 relates to our formation and the initial public offering, which is described below, and the search for a target for its initial business combination. We do not expect to generate any operating revenues until after the completion of an initial business combination, at the earliest. We generated and will continue to generate non-operating income in the form of interest income and unrealized gains or losses on marketable securities held in the trust account. We incurred and will continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination, along with income or loss from changes in the fair value of the warrant liabilities. As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10.

For the three months ended March 31, 2022, we had net income of $5,718,367, which consists of the change in fair value of warrant liabilities of $6,309,440, interest earned on marketable securities held in the Trust Account of $80,637 and unrealized gain on marketable securities held in Trust Account of $12,311, offset by formation and operating costs of $684,021.

For the three months ended March 31, 2021, we had net income of $8,816,773, which consisted of the change in fair value of warrant liabilities of $9,069,820, interest earned on marketable securities held in the Trust Account of $58,062, and unrealized gain on marketable securities held in Trust Account of $19,592, offset by formation and operating costs of $330,701.

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

For the three months ended March 31, 2022, cash used in operating activities was $304,752. Net income of $5,718,367 was affected by the change in fair value of warrant liabilities of $6,309,440, interest earned on marketable securities held in the Trust Account of $80,637 and unrealized gain on marketable securities held in the Trust Account of $12,311. Changes in operating assets and liabilities provided $379,269 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $169,630. Net loss of $8,816,773 was affected by the interest earned on marketable securities held in the Trust Account of $58,062, the unrealized gain on marketable securities held in the Trust Account of $19,592, and the change in fair value of warrant liabilities of $9,069,820. Changes in operating assets and liabilities which provided $161,071 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the trust account of $232,393,324. As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10. We may withdraw interest from the trust account to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses. Through March 31, 2022, we have withdrawn $87,000 of interest earned on the trust account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $161,294, and a working capital deficit of $1,079,140 (after adding back $50,000 in franchise tax payable as that liability, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using interest accrued on funds in the trust account).

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of an initial business combination, without interest. As of the date of the filing of these financial statements the company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all Public Shares, at a per-share redemption price of approximately $10.10.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until May 24, 2022 to consummate the proposed initial business combination. A Business Combination will not be consummated by May 24, 2022 so there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company does not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we liquidate after May 24, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the warrants included in the Units (the “public warrants”) for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the Units, the public warrant quoted market price on the New York Stock Exchange was used as the fair value of each relevant date.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, dated November 19, 2020, filed with the SEC on the same day, our quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021, and Amendment No. 2 to our Annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on December 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Except for the one set forth below, additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

None.

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

CASCADE ACQUISITION CORP.

Date: May 20, 2022		/s/ Jay Levine
	Name:	Jay Levine
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2022		/s/ Daniel Hirsch
	Name:	Daniel Hirsch
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)